Form 10-K
period 1994-12-31
GEICO CORP
filed 1995-03-31
CIK 277795

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1994

                           Commission File No. 1-8012

                                GEICO CORPORATION


            Delaware                                     52-1135801
(Jurisdiction of Incorporation)            (IRS Employer Identification No.)

                  One GEICO Plaza, Washington, D. C. 20076-0001

Registrant's telephone number:                      (301) 986-2500

           Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
Title of each class                                      on which registered

Common Stock                                         New York Stock Exchange
                                                      Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES  X              NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1995.................... $3,325,900,105(1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       As of March 20, 1995


Common Stock, $1.00 par value                            68,049,107 Shares
PAGE

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the GEICO Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II of this Form 10-K Report.

2. Portions of the GEICO Corporation Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 1995 are incorporated by reference into Part III of this Form 10-K Report.



(1) Except as stated herein, the amount set forth as the aggregate market value of GEICO Corporation's voting stock held by non-affiliates is based upon the closing price of $48.875 per share of Common Stock on the Composite Tape for New York Stock Exchange listed stocks for March 20, 1995. The amount excludes the market value of 1,652,986 shares of Common Stock beneficially owned by the Registrant's directors and executive officers (including 53,788 shares of Common Stock as to which said directors and/or executive officers disclaim beneficial ownership) and includes the market value of 34,250,000 shares of Common Stock beneficially owned by Berkshire Hathaway Inc.


































                                      - 2 -
PAGE

                                GEICO Corporation
                             Form 10-K Annual Report

                                     PART I


      Item 1.      Business (GEICO Corporation and Subsidiaries).

            GEICO Corporation (the "Corporation") was organized as a Delaware corporation in 1978. In 1979 the Corporation became the parent of Government Employees Insurance Company ("GEICO" or the "Company"), its principal subsidiary, and is also the parent corporation of various additional subsidiaries which are in the business of providing insurance and financial services (collectively, the "GEICO Companies").

            GEICO was founded in 1936 and has been continuously engaged in the insurance business. GEICO is a multiple line property and casualty insurer, the principal business of which is writing private passenger automobile insurance primarily for preferred-risk government employees and military personnel. To a lesser extent, it also writes homeowners insurance, personal umbrella liability, and boat owners and fire insurance for all qualified applicants. GEICO General Insurance Company ("GEICO General") is a subsidiary of GEICO which, in 1987, began writing private passenger automobile insurance for preferred-risk drivers not associated with the government or the military. GEICO Indemnity Company ("GI"), a subsidiary of the Corporation, writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty Company (the name of which was changed from Criterion Casualty Company effective January 6,
1994), a subsidiary of GI, writes nonstandard-risk private passenger automobile insurance. The insurance companies market their policies primarily through direct response methods. Currently, GEICO, GEICO General, GI and GEICO Casualty have an A. M. Best rating of A++ (Superior) and a Standard & Poor's claims paying ability rating of AAA (Superior).

            Criterion Life Insurance Company ("Criterion Life") was formed by GEICO in 1991 to offer structured settlement single premium annuities to claimants of its property/casualty company affiliates. On December 31, 1991 Criterion Life assumed all the structured settlement annuity business in force from Garden State Life Insurance Company, which was also wholly-owned by GEICO until it was sold in June 1992. Criterion Life has an A. M. Best rating of A++ (Superior).

            Other active subsidiaries of the Corporation and the Company involved in the sale of insurance and insurance related products include:
International Insurance Underwriters, Inc., which provides various insurance services to military personnel as they are transferred overseas or back to the United States; The Top Five Club, Inc., which offers travel-related benefits to military personnel in the top five military enlisted pay grades; GEICO Financial Services, GmbH, which sells automobile policies to American military personnel through offices in Germany and through agents in England, Germany, Italy, Portugal and Turkey; Insurance Counselors, Inc. and Insurance Counselors of Texas, Inc., formed primarily to facilitate the marketing of insurance products; and Safe Driver Motor Club, Inc., which offers motor club services to customers of subsidiaries of the Corporation and sponsors of motor clubs.



                                      - 3 -
PAGE

            The Corporation offers additional financial services through its subsidiary, Government Employees Financial Corporation ("GEFCO") which, directly or through one or more of its own subsidiaries, is in the business of consumer and business lending and loan servicing. The Corporation is in the process of winding down the business of GEFCO.

            Other subsidiaries of the Corporation include Plaza Resources Company, which is engaged in various investment ventures; and several other companies which serve various corporate purposes including real estate/property companies, Maryland Ventures, Inc., and GEICO Facilities Corporation.

            Resolute Reinsurance Company, a subsidiary of Resolute Group, Inc., in turn a subsidiary of the Corporation, wrote property and casualty reinsurance in the domestic and international markets until late 1987 when it suspended writing new and renewal reinsurance. Resolute is in the process of running off its claims obligations. Effective December 31, 1993 the Corporation sold Merastar Insurance Company and Southern Heritage Insurance Company, two small property casualty insurance companies which had been purchased in 1991.

            Seasonal variations in the business of the Corporation historically are not material. However, extraordinary weather conditions or other factors may have an impact on the frequency or severity of automobile or homeowners claims. Weather related catastrophes severely affected the Corporation's financial results in 1992 due to Hurricane Andrew and had a lesser impact in 1993 and 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 for more information concerning the effect of, and the Corporation's response to, such catastrophes.

            Additional information concerning the insurance regulatory environment, the settlement of the insurance subsidiaries' California Proposition 103 premium refund obligation in 1993, proposed modification or repeal of the McCarran-Ferguson Act, proposals to integrate the medical portion of automobile insurance into the general health care insurance system, and similar initiatives elsewhere intended to affect insurance premium rates generally without addressing the underlying factors upon which those rates are based, is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7 and such information is incorporated herein by reference.

            The insurance industry is highly competitive. GEICO currently competes most directly with other companies, including mutual companies, that concentrate on preferred risk private passenger automobile insurance
and, to a lesser extent, for standard and nonstandard risks.   Because
personal lines property and casualty insurance is so stringently regulated by each state in which the Companies do business, it is difficult for companies to differentiate their products. Additionally, some companies exacerbate price competition by selling their products at inadequate rates for a period of time, because long delays in reporting and settling certain claims result in underestimating ultimate loss costs, or the products are sold in anticipation of profits from their investment portfolios. Consequently, GEICO's business is very sensitive both to the price of the product and the perceived level of customer service it provides. Competition for preferred risks, which is substantial, tends to focus on issues of price and service, while price is a more significant factor to other risks. The GEICO Companies place great emphasis on customer

                                      - 4 -
PAGE
satisfaction and write their auto business predominantly with six-month policies, allowing them to manage rate changes more effectively. GEICO also believes its reputation is a material asset and protects its name and other service marks through appropriate registrations.

            Although most insurance companies are stock companies like GEICO, in 1993 mutual companies wrote approximately one-third of all property and liability insurance in the United States. Mutual companies may have a competitive advantage in that certain earnings inure to the benefit of policyholders rather than to shareholders; in certain circumstances, however, stock companies do pay dividends to their policyholders.

            As of December 31, 1994 the Corporation and its subsidiaries had 7,453 full-time employees and 698 part-time employees. A number of benefits are provided or made available for most full-time employees including profit sharing, pension and employee stock ownership plans and various insurance programs.


                           PRINCIPAL BUSINESS SEGMENTS


            Property and casualty insurance is the Corporation's dominant business segment, although other insurance and financial service products are offered.

            The information concerning the Corporation's personal lines property and casualty insurance business and its other business segments required by the remainder of this Item 1, which is contained in its 1994 Annual Report to Shareholders under the caption "Business Segments" on pages 14 through 16 and Note O of the "Notes to Consolidated Financial Statements" contained on Page 43, is incorporated herein by reference.

      Item 2.      Properties.

            GEICO, the principal subsidiary of the Corporation, owns its GEICO Plaza headquarters building in Chevy Chase, Maryland, its Regional Office buildings in Woodbury, New York, Macon, Georgia, Dallas, Texas, and Stafford County near Fredericksburg, Virginia, certain of its claims drive-in facilities and certain additional properties. GEICO also leases its Regional Offices in San Diego, California and office space and drive-in claims facilities in various cities in the United States. These facilities will accommodate foreseeable space requirements.

            GEICO also maintains and continually upgrades sophisticated electronic data processing equipment and software and telecommunications facilities to enable it to process applications and claims efficiently.

      Item 3.      Legal Proceedings.

            There are no material legal proceedings to which the Corporation is a party or of which the property of the Corporation is the subject.

      Item 4.      Submission of Matters to a Vote of Security Holders.

            Not Applicable.



                                      - 5 -
PAGE

                   Executive Officers of the Registrant.

            Information regarding executive officers of the Corporation is set forth below. Each officer holds such office until the next annual election of officers, which is held at the first meeting of the Board of Directors after the annual meeting of shareholders, which is scheduled to be held on May 10, 1995, and until his/her successor is elected or appointed.
 To the best knowledge of the Corporation, there are no family relationships among any of such officers or among any of such officers and any directors nor is there any arrangement or understanding between any such officer and any other person pursuant to which any such officer was elected.

            Marion E. Byrd, 58, has been a director and Senior Vice President of GEICO since May 1989. He was a Vice President of GEICO from January 1980 to May 1989. He also is, or has served as, a director and/or an officer of several subsidiaries of the Corporation and GEICO.

            Charles R. Davies, 54, was elected Vice President and General Counsel of the Corporation and GEICO and a director of GEICO in November 1992. He served as Vice President and Deputy General Counsel of both the Corporation and GEICO from March 1987 to November 1992 and Assistant Vice President and Deputy General Counsel from March 1982 to March 1987. Mr. Davies also is, or has served as, a director and/or an officer of several subsidiaries of the Corporation and GEICO.

            James M. Hitt, 50, was elected a Vice President of GEICO in August 1986 and has been an officer of GEICO since 1979. He also is or has served as an officer and/or director of various subsidiaries of the Corporation and GEICO.

            Donald R. Lyons, 48, was elected a Vice President of GEICO in May 1992 and has been an officer since September 1985. He is also an officer of certain subsidiaries of GEICO.

            Robert M. Miller, 52, was elected a Vice President of GEICO in September 1987 and has been an officer since May 1980. He is also an officer of certain subsidiaries of GEICO.

            Olza M. Nicely, 51, was elected President and Chief Executive Officer - Insurance Operations of the Corporation in May 1993 and was elected a director of the Corporation in May 1990. He was also elected Chairman of the Board, President and Chief Executive Officer of GEICO in May 1993, having served as President and Chief Executive Officer of GEICO from January 1992 to May 1993 and as President of GEICO from August 1989 to January 1992. He has been a director of GEICO since September 1985. He had served as Executive Vice President of GEICO from June 1987 to August 1989. He has been an officer of GEICO since March 1973. Mr. Nicely also is, or has served as, a director and/or an officer of several subsidiaries of the Corporation and GEICO.

            Simone J. Pace, 52, was elected a Senior Vice President of the Corporation and GEICO and a director of GEICO in August 1993. Prior to joining the Corporation, he had been president of Blue Cross/Blue Shield of the National Capital Area from September 1992 to April 1993, Executive Vice President from October 1988 to August 1992 and Senior Vice President from January 1985 to October 1988, having first joined that Company in June 1971.


                                      - 6 -
PAGE

            David H. Pushman, 46, was elected a Vice President of GEICO in May 1989. He has been an officer of GEICO since June 1986.

            David Schindler, 49, was elected a Vice President of GEICO in May 1988 and has been an officer of GEICO since August 1983. He is also, or has served as, an officer of several subsidiaries of GEICO.

            Louis A. Simpson, 58, was elected President and Chief Executive Officer - Capital Operations of the Corporation in May 1993, having served as Vice Chairman of the Board of Directors of the Corporation from July 1985 to May 1993. He has been a director of the Corporation since May 1983. Mr. Simpson is, or has served as, Chairman of the Board, a director and/or an officer of several subsidiaries of the Corporation and GEICO. He has been a director of Potomac Electric Power Company since December 1990, of Salomon Inc since May 1993 and of Pacific American Income Shares Inc. since November 1994.

            W. Alvon Sparks, Jr., 59, was elected a director of the Corporation in November 1993 and has served as an Executive Vice President and Chief Financial Officer of the Corporation since August 1992. He was a Senior Vice President of the Corporation from September 1982 to August 1992. He was elected Executive Vice President of GEICO in February 1995, having served as a Senior Vice President since September 1982 and a director since May 1982. Mr. Sparks also is, or has served as, Chairman of the Board, a director and/or an officer of several subsidiaries of the Corporation and GEICO.

            Richard C. VanEssendelft, 54, was elected a Vice President of GEICO in January 1992, having served as an Assistant Vice President from August 1979 to January 1992. He also is, or has served as, a director and/or an officer of various subsidiaries of the Corporation.

            Thomas M. Wells, 44, was elected a Group Vice President and Controller of the Corporation and GEICO in August 1992 and a director of GEICO in November 1992. He served as Vice President and Controller of the Corporation and GEICO from July 1985 to August 1992. Mr. Wells also serves as a director and/or an officer of several subsidiaries of the Corporation and GEICO.


                                     PART II

      Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

            In response to this Item the material under the caption "Common Stock" (page 7) and the final paragraph of Note C (page 36) of the "Notes to Consolidated Financial Statements" in the Corporation's 1994 Annual Report to Shareholders are incorporated herein by reference.

      Item 6.      Selected Financial Data.

            In response to this Item the material under the caption "Selected Financial Data" (pages 6 and 7) in the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.



                                      - 7 -
PAGE

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            In response to this Item the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 17 through 26 and page 45) in the Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

      Item 8.      Financial Statements and Supplementary Data.

            In response to this Item the consolidated financial statements and the notes thereto contained in the Corporation's 1994 Annual Report to Shareholders (pages 27 through 43) and the Quarterly Highlights of Operating Results (page 44) are incorporated herein by reference.

      Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                                    PART III

      Item 10.     Directors and Executive Officers of the Registrant.

            The information required by this Item pursuant to Item 401 of Regulation S-K with respect to directors of the Corporation is incorporated herein by reference from the Corporation's definitive proxy statement filed or to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Act"). The information required by this Item pursuant to Item 401 of Regulation S-K with respect to executive officers of the Corporation is included in Part I hereof. The information, if any, required by this Item pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the Corporation's definitive proxy statement filed or to be filed with the Commission pursuant to the Act.

      Item 11.     Executive Compensation.

            The information required by this Item is incorporated herein by reference from the Corporation's definitive proxy statement filed or to be filed with the Commission pursuant to Regulation 14A under the Act.

      Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management.

            The information required by this Item is incorporated herein by reference from the Corporation's definitive proxy statement filed or to be filed with the Commission pursuant to Regulation 14A under the Act.

      Item 13.     Certain Relationships and Related Transactions.

            The information required by this Item is incorporated herein by reference from the Corporation's definitive proxy statement filed or to be filed with the Commission pursuant to Regulation 14A under the Act.




                                      - 8 -
PAGE

                                     PART IV

      Item 14.     Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.

            (a)(1) and (2)  List of Financial Statements and Financial
                             Statement Schedules

            The following consolidated financial statements of the Corporation and subsidiaries, included in the Corporation's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

      Consolidated Balance Sheets - December 31, 1994 and 1993

      Consolidated Statements of Income - Years Ended December 31, 1994,
        1993 and 1992

      Consolidated Statements of Shareholders' Equity - Years Ended
        December 31, 1994, 1993 and 1992

      Consolidated Statements of Cash Flows - Years Ended
        December 31, 1994, 1993 and 1992

      Notes to Consolidated Financial Statements.

           (a)(3) and (c) Exhibits

The following exhibits are included in response to Item 14(c). Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.        Description                         Reference

3-a         Certificate of Incorporation,         Exhibit 3-a to GEICO Corpo-
            as amended.                           ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1992.

3-b         Bylaws of GEICO Corporation, as       Exhibit No. 3-b to GEICO
            amended.                              Corporation's Annual Report
                                                  on Form 10-K for the fiscal
                                                  year ended December 31, 1993

4-a         Specimen certificate representing     Exhibit 6(c) to File
            the common stock, $1.00 par value.    No. 2-63138 on Form S-14.

      (Copies of certain indentures, which in the aggregate do not represent securities worth as much as ten percent of the total consolidated assets of GEICO Corporation, will be furnished upon request.)

9           Proxy Agreement between Berkshire     Exhibit 9 to Form SE filed
            Hathaway Inc. and Sovran Bank/        in connection with GEICO
            Maryland or its successors and        Corporation's Annual Report
            assigns.                              on Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1986.
                                      - 9 -
PAGE

10-a*       Form of Pension Plan for Non-         Exhibit 10-a to GEICO Corpo-
            Employee Directors, as amended.       ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1988.

10-b*       Revised Stock Option Plan for Key     Exhibit 10-b to GEICO Corpo-
            Employees of GEICO Corporation and    ration's Annual Report on
            Its Subsidiaries ("1992 Plan").       Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1992.

10-c*       Form of Non-Qualified Stock Option    Exhibit No. 10-c to GEICO
            Agreement under the 1992 Plan, as     Corporation's Annual Report
            amended.                              on Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1993.

10-d*       Form of Incentive Stock Option        Exhibit 10-d to GEICO Corpo-
            Agreement under the 1992 Plan.        ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1992.

10-e*       Notice of Election to Exercise        Exhibit 10-e to GEICO Corpo-
            Stock Options under the 1992          ration's Annual Report on
            Plan.                                 Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1992.

10-f*       Revised Stock Option Plan for Key     Exhibit 10-l to Form SE
            Employees of GEICO Corporation and    filed in connection with
            Its Subsidiaries ("1985 Plan").       GEICO Corporation's Annual
                                                  Report on Form 10-K for the
                                                  fiscal year ended December
                                                  31, 1986.

10-g*       Form of Non-Qualified Stock Option    Exhibit 10-e to GEICO Corpo-
            Agreement under the 1985 Plan,        ration's Annual Report
            as amended.                           on Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1989.

10-h*       Form of Incentive Stock Option        Exhibit 10-g to GEICO Corpo-
            Agreement under the 1985 Plan.        ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1989.

10-i*       Form of Incentive Stock Option        Exhibit 10-h to GEICO Corpo-
            Agreement with Stock Appreciation     ration's Annual Report on
            Rights under the 1985 Plan.           Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1989.




                                     - 10 -
PAGE

10-j*       Notice of Election to Exercise        Exhibit 10-o to Form SE
            Stock Options and/or Stock            filed in connection with
            Appreciation Rights under the         GEICO Corporation's Annual
            1985 Plan.                            Report on Form 10-K for the
                                                  fiscal year ended December
                                                  31, 1985.

10-k*       Statement of 1994 Incentive           Exhibit 10-l to GEICO Corpo-
            Bonus Program.                        ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1993.

10-l*       Statement of 1995 Incentive           Page No. 29.
            Bonus Program.

10-m*       Deferred Compensation Plan,           Exhibit 10-m to GEICO Corpo-
            as amended.                           ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1992.

10-n*       Performance Share Plan, as            Exhibit 10-k to GEICO Corpo-
            amended.                              ration's Annual Report on
                                                  Form 10-K for the fiscal
                                                  year ended December 31,
                                                  1983.

10-o*       Equity Cash Bonus Plan.               Page No. 30.

13          Annual Report to Shareholders         Page No. 34.
            for the year ended December 31,
            1994 (only as to material
            specifically incorporated herein
            by reference).

21          Subsidiaries of GEICO Corporation.    Page No. 85.

23          Consent of Accountants.               Page No. 86.

27          Financial Data Schedule               Page No. 87.
            (Submitted as an exhibit pur-
            suant to the requirements of
            Item 601(b)(27) of Reg. S-K
            and not deemed filed for purposes
            of Section 11 of the Securities
            Act of 1933 or Section 18 of the
            Securities Exchange Act of 1934.)

28P         Information from reports              Exhibit 28P to Form SE
            furnished to state insurance          filed in connection with
            regulatory authorities.               GEICO Corporation's Annual
                                                  Report on Form 10-K for the
                                                  fiscal year ended December
                                                  31, 1994.



                                     - 11 -
PAGE

99          Annual Report on Form 11-K for        To be filed by amendment.
            the Revised Profit Sharing Plan
            for the Employees of the Govern-
            ment Employees Companies for the
            fiscal year ended December 31,
            1994.

            (b) Reports on Form 8-K.

            GEICO Corporation did not file a report on Form 8-K during the three months ended December 31, 1994.

            The following financial information is included in response to
Item  14(d):

                                                        Reference

 Report of Independent Accountants                      Page No. 17.

 Schedule I - Summary of Investments - Other
   Than Investments in Related Parties                  Page No. 18.

 Schedule II - Condensed Financial Information
  of Registrant                                         Page Nos. 19 - 22.

 Schedule III - Supplementary Insurance Information     Page Nos. 23 - 24.

 Schedule IV - Reinsurance                              Page No. 25.

 Schedule V - Valuation and Qualifying Accounts         Page No. 26.

 Schedule VI - Supplemental Information Concerning
   Property/Casualty Insurance Operations               Page Nos. 27 - 28.

Financial statements of unconsolidated affiliates and 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.




















                                     - 12 -
PAGE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GEICO CORPORATION



March 31, 1995                 By:  /s/ W. Alvon Sparks, Jr.
                                     W. Alvon Sparks, Jr.
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)




March 31, 1995                 By:  /s/ Thomas M. Wells
                                     Thomas M. Wells
                                     Group Vice President and Controller
                                     (Principal Accounting Officer)




































                                     - 13 -
PAGE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Olza M. Nicely                                        March 31, 1995
Olza M. Nicely                                          Date
President and Chief Executive Officer -
Insurance Operations and Director
(Co-Principal Executive Officer)


/s/ Louis A. Simpson                                      March 31, 1995
Louis A. Simpson                                        Date
President and Chief Executive Officer -
Capital Operations and Director
(Co-Principal Executive Officer)


/s/ John H. Bretherick, Jr.                               March 31, 1995
John H. Bretherick, Jr.                                 Date
Director


/s/ Norma E. Brown                                        March 31, 1995
Norma E. Brown                                          Date
Director


/s/ Samuel C. Butler                                      March 31, 1995
Samuel C. Butler                                        Date
Director


/s/ James E. Cheek                                        March 31, 1995
James E. Cheek                                          Date
Director


/s/ A. James Clark                                        March 31, 1995
A. James Clark                                          Date
Director


/s/ Delano E. Lewis                                       March 31, 1995
Delano E. Lewis                                         Date
Director


/s/ Coleman Raphael                                       March 31, 1995
Coleman Raphael                                         Date
Director


/s/ William J. Ruane                                      March 31, 1995
William J. Ruane                                        Date
Director

                                   SIGNATURES


/s/ W. Alvon Sparks, Jr.                                  March 31, 1995
W. Alvon Sparks, Jr.                                    Date
Director


/s/ W. Reid Thompson                                      March 31, 1995
W. Reid Thompson                                        Date
Director















































                                     - 15 -
PAGE

                                   ANNUAL REPORT ON FORM 10-K

                                           ITEM 14(d)

                                  FINANCIAL STATEMENT SCHEDULES

                                  YEAR ENDED DECEMBER 31, 1994


                                        GEICO CORPORATION

                                        WASHINGTON, D. C.































                                     - 16 -
PAGE

                      REPORT OF INDEPENDENT ACCOUNTANTS







To The Shareholders
GEICO Corporation



Our report on the consolidated financial statements of GEICO Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 27 of the 1994 Annual Report to Shareholders of GEICO Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 12 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the consolidated financial statements, GEICO Corporation changed its methods of accounting for postemployment benefits in 1994 and for income taxes, postretirement benefits other than pensions, and investments in debt securities in 1993.






                                           By:
                                              COOPERS & LYBRAND L.L.P.



Washington, D.C.
February 17, 1995

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED
             PARTIES

                         GEICO CORPORATION AND SUBSIDIARIES
                                  DECEMBER 31, 1994
                                    In Thousands

                                                                Amount at which
                                                    Market        shown in the
      Type of Investment            Cost(1)         value        Balance Sheet
Fixed maturities available for sale:

  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies                  $  873,440      $  842,086      $  842,086
  Obligations of states
    and political sub-
    divisions                      2,343,200       2,292,622       2,292,622
  Public utility bonds                54,908          49,616          49,616
  All other corporate bonds
    and notes                         50,615          47,938          47,938
  Redeemable preferred stocks         41,259          37,863          37,863

Total fixed maturities             3,363,422      $3,270,125       3,270,125

Equity securities available
 for sale:

  Common stocks:
    Banks, trusts and
      insurance companies             54,722      $   54,215          54,215
    Industrial, miscellaneous
      and all other                  479,648         705,576         705,576
  Nonredeemable preferred
    stocks                            22,591          22,917          22,917

Total equity securities              556,961      $  782,708         782,708

Short-term investments                50,033                          50,033

   Total investments              $3,970,416                      $4,102,866

(1) Fixed maturities at amortized cost and equity securities at original cost.








                                        - 18 -
PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                GEICO CORPORATION
                                (PARENT COMPANY)
                                 BALANCE SHEETS
                                 In Thousands

                                                             December 31,
                                                          1994        1993
ASSETS
Fixed maturities available for sale, at market
  U.S. Treasury securities (amortized cost
   $58,103 in 1993)                                    $     -     $   58,991
Equity securities available for sale, at market
  Common stocks (cost $539,893 and $446,158)              602,505     481,751
Short-term investments                                      3,928      50,353

     Total Investments                                    606,433     591,095

Cash                                                          342         481
Notes receivable from subsidiaries (1)                        900       1,725
Investment in consolidated subsidiaries (1)             1,244,333   1,275,735
Federal income taxes                                         -          3,855
Accrued investment income                                     610       2,894
Amounts receivable from sale of securities                    565         864
Amount receivable from sale of subsidiary                    -         21,945
Amounts due from subsidiaries (1)                             605          76
Property and equipment, at cost less accumulated
  depreciation of $3,895 and $3,441                           856       1,102
Other assets                                                2,506       2,755

     Total Assets                                      $1,857,150  $1,902,527


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accrued expenses and other liabilities                 $   65,211  $   67,136
Federal income taxes                                        8,214        -
Amounts payable on purchase of securities                   8,408        -
Amounts payable on purchase of Common
  Stock (Treasury)                                            248       1,715
Debt                                                      329,128     299,097

     Total Liabilities                                    411,209     367,948

Shareholders' Equity:
Common Stock                                               71,565      71,495
Paid-in surplus                                           169,084     165,251
Unrealized appreciation of investments                     91,167     192,239
Retained earnings                                       1,330,022   1,191,509
Treasury Stock, at cost                                  (167,115)    (36,740)
Unearned Employee Stock Ownership Plan shares             (48,782)    (49,175)

     Total Shareholders' Equity                         1,445,941   1,534,579

     Total Liabilities and Shareholders' Equity        $1,857,150  $1,902,527

(1) Eliminated in consolidation.
See accompanying note to condensed financial statements.
                                        - 19 -
PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  GEICO CORPORATION
                                  (PARENT COMPANY)
                                STATEMENTS OF INCOME
                                    In Thousands

                                            For The Year Ended December 31,
                                              1994        1993        1992
Revenue:
  Dividends from consolidated
   subsidiaries (1)                         $133,025    $175,375    $389,930
  Dividends from unconsolidated affiliate       -            844       1,556
  Interest from subsidiaries (1)                 115          51          53
  Management fees from subsidiaries (1)       16,701      15,942      16,325
  Other investment income                     11,439       8,513       3,644
  Realized gains on investments                5,302      20,628       1,050
  Other revenue                                  129          66          74

     Total Revenue                           166,711     221,419     412,632

Expenses:
  Management fees to subsidiaries (1)          2,800       2,200       1,950
  General and administrative                  21,142       8,885      68,421
  Interest                                    21,440      13,267      16,125

     Total Expenses                           45,382      24,352      86,496

Income before income tax expense (benefit)
 and equity in undistributed income          121,329     197,067     326,136
Income tax expense (benefit)                  (7,526)      5,886     (21,528)

Income before equity in undistributed
  income                                     128,855     191,181     347,664
Equity in undistributed income of
  consolidated subsidiaries (1)               79,960      92,309    (176,273)
Equity in undistributed income
  of unconsolidated affiliate                   -          2,937       1,382

Net income before cumulative effect of
 changes in accounting principles            208,815     286,427     172,773

Cumulative effect of changes in accounting
 principles:
  Postemployment benefits, net of tax         (1,051)       -           -
  Income taxes                                  -         (8,814)       -
  Postretirement benefits, net of tax           -         (3,935)       -

Net Income                                  $207,764    $273,678    $172,773


(1) Eliminated in consolidation.

See accompanying note to condensed financial statements.



                                        - 20 -
PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GEICO CORPORATION
                               (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 In Thousands

                                            For The Year Ended December 31,
                                              1994        1993        1992
OPERATING ACTIVITIES
  Net income                                $207,764    $273,678    $172,773
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Cumulative effect of changes in
    accounting principles:
      Postemployment benefits, net of tax      1,051        -           -
      Income taxes                              -          8,814        -
      Postretirement benefits, net of tax       -          3,935        -
   Equity in undistributed net income
    of consolidated subsidiaries (1)         (97,956)    (92,309)     19,227
   Equity in undistributed net income
    of unconsolidated affiliate                 -         (2,937)     (1,382)
   Federal income taxes                        2,788      14,610     (11,034)
   Realized gains                             (5,302)    (20,628)     (1,050)
   Change in amounts due from
    subsidiaries (1)                            (529)     (1,047)      1,639
   Accrual of discount on investments         (1,961)       -           -
   Other                                      10,926      (6,613)      4,809

  Net cash provided by operating activities  116,781     177,503     184,982

INVESTING ACTIVITIES
  Purchases of equity securities            (180,320)   (292,587)   (132,349)
  Purchases of fixed maturities              (31,055)    (96,835)    (68,879)
  Increase in payable on security purchases    8,408        -           -
  Sales of fixed maturities                   11,927        -         19,956
  Maturities and redemptions of fixed
   maturities                                 79,036      38,732      48,625
  Sales of equity securities                 109,599      69,733       7,616
  Net change in short-term investments        46,425     (48,702)     13,118
  Change in receivable from security sales       299        (826)        (38)
  Net investment in subsidiaries (1)          (7,700)     (1,000)    (14,500)
  Proceeds from sales of affiliates and
   subsidiaries                                9,686      74,282        -
  Decrease in notes receivable
   from subsidiaries (1)                         825         200         150
  Purchase of property and equipment, net       (229)       (106)         34

  Net cash provided (used) by investing
   activities                                 46,901    (257,109)   (126,267)

FINANCING ACTIVITIES
  Issuance of debt                              -        149,458        -
  Net change in short-term borrowings         30,000        -           -
  Exercise of stock options                    1,129         783      10,400
  Purchase of Common Stock (Treasury)       (125,086)    (22,696)    (26,724)
  Dividends paid to shareholders             (69,864)    (48,300)    (42,464)

  Net cash provided (used) by financing
   activities                               (163,821)     79,245     (58,788)

  Change in cash                                (139)       (361)        (73)
Cash at beginning of year                        481         842         915

  Cash at end of year                       $    342    $    481    $    842

(1) Eliminated in consolidation.
See accompanying note to condensed financial statements.
                                        - 21 -
PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                              GEICO CORPORATION
                              (PARENT COMPANY)

                   NOTE TO CONDENSED FINANCIAL STATEMENTS

                              December 31, 1994




The condensed financial statements of GEICO Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of GEICO Corporation and subsidiaries incorporated by reference in this Form 10-K Annual Report.

In 1994 the parent company received $133.0 million of dividends from its consolidated subsidiaries, consisting of $115.0 million of cash and $18.0 million of equity securities. In 1992 the parent company received $389.9 million of dividends from its consolidated subsidiaries, consisting of $232.9 million of cash, $68.8 million of equity securities and $88.2 million of the common stock of GEICO Indemnity Company, a consolidated subsidiary. The noncash portion of the dividends in 1994 and 1992 related to the acquisition of equity securities and the consolidated subsidiary are excluded from the parent company's statements of cash flows.































                                     - 22 -
PAGE

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

GEICO CORPORATION AND SUBSIDIARIES
In Thousands

Column A           Column B     Column C     Column D     Column E    Column F

                              Future Policy                 Other
                   Deferred     Benefits,                   Policy
                    Policy   Losses, Claims               Claims and
                 Acquisition    and Loss     Unearned      Benefits     Earned
  Segment           Costs       Expenses     Premiums      Payable     Premiums
Year Ended
December 31, 1994

Property and cas-
 ualty insurance   $ 72,359    $1,954,308    $747,218      $   -      $2,473,230
Reinsurance            -           58,016         124          -             161
Life and health
 insurance             -           37,131        -           64,167        2,885

Total insurance
 segment           $ 72,359    $2,049,455    $747,342      $ 64,167   $2,476,276

Year Ended
December 31, 1993

Property and cas-
 ualty insurance   $ 71,839    $1,798,665    $674,955      $   -      $2,281,147
Reinsurance            -           69,294         161          -              55
Life and health
 insurance             -           34,705        -           52,976        2,286

Total insurance
 segment           $ 71,839    $1,902,664    $675,116      $ 52,976   $2,283,488

Year Ended
December 31, 1992

Property and cas-
 ualty insurance                                                      $2,071,132
Reinsurance                                                                  125
Life and health
 insurance                                                                13,245

Total insurance
 segment                                                              $2,084,502





SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

GEICO CORPORATION AND SUBSIDIARIES
In Thousands

 Column G        Column H        Column I      Column J        Column K

                 Benefits,     Amortization
                  Claims,      of Deferred
   Net          Losses and        Policy         Other
Investment      Settlement     Acquisition     Operating        Premiums
  Income         Expense         Costs         Expenses         Written



 $172,307       $1,999,682       $200,092       $189,645       $2,544,826
    2,904           (3,164)           (48)         1,271              124

    6,893            8,573(1)        -               351           N/A


 $182,104       $2,005,091       $200,044       $191,267       $2,544,950





 $174,985       $1,823,793       $197,619       $182,404       $2,129,038
    3,360           (2,010)           (74)         1,326              (43)

    7,229           13,521(1)        -               288           N/A


 $185,574       $1,835,304       $197,545       $184,018       $2,128,995





 $177,363       $1,720,953       $182,260       $162,895       $2,163,418
    3,639            4,005             15          1,797               94

    8,614           14,664(1)       1,380          2,912            N/A


 $189,616       $1,739,622       $183,655       $167,604       $2,163,512







(1) Includes interest on policyholders' funds of $3,972, $3,565 and $3,239 forthe years ended December 31, 1994, 1993 and 1992, respectively.
                                        - 24 -
PAGE

SCHEDULE IV - REINSURANCE

                          GEICO CORPORATION AND SUBSIDIARIES
                          THREE YEARS ENDED DECEMBER 31, 1994
                                     In Thousands
                                                                        Percentage
                                       Ceded to   Assumed               of amount
                             Gross      other     from other    Net      assumed
                            amount    companies   companies    amount    to net
Year ended
December 31, 1994:
Life insurance in force   $     -     $     -     $    -     $     -       -

Premiums earned:
 *Accident and health
   insurance              $      781  $      781  $    -     $     -       -
  Property and liability
   insurance               2,447,124      16,825     43,092   2,473,391    2%
  Life insurance               2,885        -          -          2,885    -

    Total premiums earned $2,450,790  $   17,606  $  43,092  $2,476,276



Year ended
December 31, 1993:
Life insurance in force   $     -     $     -     $    -     $     -       -

Premiums earned:
 *Accident and health
   insurance              $      894  $      894  $    -     $     -       -
  Property and liability
   insurance               2,256,982      22,135     46,355   2,281,202    2%
  Life insurance               2,286        -          -          2,286    -

    Total premiums earned $2,260,162  $   23,029  $  46,355  $2,283,488



Year ended
December 31, 1992:
Life insurance in force   $     -     $    -      $    -     $     -       -

Premiums earned:
 *Accident and health
   insurance              $    1,052  $      630  $      (4) $      418    -
  Property and liability
   insurance               2,062,741      32,074     40,589   2,071,256    2%
  Life insurance              14,427       1,599       -         12,828    -

    Total premiums earned $2,078,220  $   34,303  $  40,585  $2,084,502



* Includes premiums earned by life insurance and property/casualty insurance subsidiaries.
                                        - 25 -
PAGE

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

GEICO CORPORATION AND SUBSIDIARIES
In Thousands

  Column A          Column B          Column C           Column D     Column E
                                      Additions
                                   (1)         (2)
                   Balance at   Charged to  Charged to                 Balance
                   Beginning    Costs and     Other                    at End
 Description        of Year      Expenses    Accounts    Deductions    of Year

Year ended
December 31, 1994:
  Allowance for
   loan losses       $2,475        $   72       $ -        $  150(1)    $2,397
  Allowance for
   uncollectable
   premiums           1,850         6,260         -         5,620(1)     2,490

Year ended
December 31, 1993:

  Allowance for
   loan losses       $2,661        $  243       $ -        $  429(1)    $2,475
  Allowance for
   uncollectable
   premiums           1,850         4,326         -         4,326(1)     1,850

Year ended
December 31, 1992:

  Allowance for
   loan losses       $2,993        $  418       $ -        $  750(1)    $2,661
  Allowance for
   uncollectable
   premiums           1,970         4,646         -         4,766(1)     1,850





(1)  Uncollectible Accounts Written Off, Net of Recoveries

PAGE

SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
OPERATIONS

GEICO CORPORATION AND SUBSIDIARIES
In Thousands

Column A           Column B     Column C     Column D      Column E    Column F


                               Reserves for
                   Deferred   Unpaid Losses  Discount,
Affiliation         Policy      and Loss       if any,
   with          Acquisition   Adjustment    Deducted in   Unearned      Earned
Registrant          Costs       Expense       Column C     Premiums     Premiums

Consolidated
 property
 and casualty
 subsidiaries


Year ended
December 31, 1994   $72,359   $2,012,324      $    -       $747,342    $2,473,391



Year ended
December 31, 1993   $71,839   $1,867,959      $    -       $675,116    $2,281,202



Year ended
December 31, 1992                                                      $2,071,257























                                        - 27 -
PAGE

SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
OPERATIONS

GEICO CORPORATION AND SUBSIDIARIES
In Thousands

Column G            Column H           Column I       Column J      Column K

                  Loss and Loss
               Adjustment Expenses   Amortization      Paid
              Incurred Related to    of Deferred      Losses
   Net           (1)        (2)        Policy        and Loss
Investment    Current      Prior     Acquisition    Adjustment      Premiums
  Income        Year       Years        Costs        Expenses       Written







$175,211    $2,097,853    $(101,335)   $200,044      $1,856,593    $2,544,950




$178,345    $1,899,571    $ (77,788)   $197,545      $1,681,183     $2,128,995




$181,002    $1,795,772    $ (70,814)   $182,275      $1,548,585     $2,163,512







