Form 10-K/A
period 1994-12-31
GEICO CORP
filed 1995-05-01
CIK 277795

Washington, D.C. 20549

                                   FORM 11-K

                                 ANNUAL REPORT


                       Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994

                          Revised Profit Sharing Plan
                           for the Employees of the
                        Government Employees Companies

                               GEICO Corporation
                                One GEICO Plaza
                          Washington, D.C. 20076-0001

      This Form 11-K is filed herewith for the fiscal year ended December 31, 1994 for the Revised Profit Sharing Plan for the Employees of the Government Employees Companies (the "Plan"). The Plan is offering participations to eligible employees of GEICO Corporation (the "Company") and certain of its subsidiaries that participate in the Plan ("participating Companies;" the Company and the Participating Companies are hereinafter referred to as the "Companies"). The address of the Companies and the Plan is GEICO Plaza, Washington, D.C. 20076.

      The following Financial Statements are furnished for the Revised Profit Sharing Plan for the Employees of the Government Employees Companies.

                                                            Page No.

      1.    Accountant's Report
              Johnson Lambert & Capron.                     5

      2.    Statement of Net Assets Available
            for Plan Benefits, December 31, 1993
            and 1992.                                       6

      3.    Statement of Income and Changes in
            Net Assets Available for Plan Benefits,
            Three Years Ended December 31, 1993.            7 - 9

      4.    Notes to Financial Statements.                  10 - 14

      The information required by Rule 6A-05 to be filed in Schedules I, II and III is contained in the Financial Statements.

Exhibits:

      (1)   Consent of Johnson Lambert & Co.                18

      Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned hereunto duly authorized.

                                          Revised Profit Sharing Plan for the
                                          Employees of the Government
                                          Employees Companies



                                          By: ________________________________
                                                Charles G. Schara Chairman of
                                                the Profit Sharing Plan
                                                Administrative Committee

                          REVISED PROFIT SHARING PLAN
                           FOR THE EMPLOYEES OF THE
                        GOVERNMENT EMPLOYEES COMPANIES

                         Audited Financial Statements
                          and Supplemental Schedules

                               December 31, 1994

Audited Financial Statements and
 Supplemental Schedules

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
 OF THE GOVERNMENT EMPLOYEES COMPANIES

December 31, 1994





Audited Financial Statements                                          Page

Independent Auditors' Report.......................................... 5

Statement of Net Assets Available
 for Plan Benefits.................................................... 6

Statement of Changes in Net Assets
 Available for Plan Benefits.......................................... 7-9

Notes to Financial Statements......................................... 10-14



Supplemental Schedules

Schedule of Assets Held for Investment Purposes....................... 15

Schedule of Series of Transactions in Excess
 of Five Percent of Fair Value of Plan Assets
 at the Beginning of the Plan Year.................................... 16

Statement of Changes in Net Assets Available
 for Plan Benefits for GEICO Corporation.............................. 17

                       INDEPENDENT AUDITORS' REPORT



The Administrative Committee
Revised Profit Sharing Plan for the
  Employees of the Government Employees Companies
Washington, D.C.


We have audited the accompanying statement of net assets available for plan benefits of the Revised Profit Sharing Plan for the Employees of the Govern-ment Employees Companies (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for plan benefits for each of the years in the three year period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall finan-cial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1994 and 1993, and the changes in its net assets available for plan benefits for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets held for investment purposes at December 31, 1994 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA), and is not a required part of the financial statements. The supplemental schedule of series of transactions in excess of five percent of fair value of plan assets at the beginning of the plan year for the year ended December 31, 1994 and the statement of changes in net assets available for plan benefits for GEICO Corporation for the year ended December 31, 1994 are presented for purposes of additional analysis. The supplemental schedules and statement have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.





Washington, D.C.
March 17, 1995

                        REVISED PROFIT SHARING PLAN
          FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

            STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                       December 31,
                                                   1994          1993
Investments, at fair value
Fund "A"
  Vanguard Windsor Mutual Fund
   (cost $13,101,588 and $8,539,667)           $ 12,509,389   $  9,242,751
  Cash                                                 -                 6
  Receivable from Fund "C"                          188,409        163,735
                                                 12,697,798      9,406,492
Fund "B"
  Aetna Interest Accumulation Account            43,655,467     40,037,856
  Loans to participants                           7,110,227      6,412,803
  Receivable from Fund "C"                          158,111        379,831
                                                 50,923,805     46,830,490
Fund "C"
  GEICO Corporation Common Stock
   (cost $30,902,115 for 1,478,948 shares
   and $26,938,167 for 1,462,714 shares)         72,468,452     75,146,932
  Money Market Fund                                 929,335        553,365
  Receivable from Government Employees
   Companies - Note A                             8,562,794      6,335,716
  Cash                                              728,377        773,274
  Payable to other funds                           (772,470)      (742,427)
                                                 81,916,488     82,066,860
Fund "F"
  Vanguard GNMA Fund (cost $455,771
   and $405,804)                                    426,338        403,753
  Receivable from Fund "C"                           14,923         17,830
                                                    441,261        421,583
Fund "G"
  GEICO Corporation Common Stock
   (cost $4,049,851 for 156,150 shares and
   $3,643,186 for 152,089 shares)                 7,651,350      7,813,572
  Money Market Fund                                 593,021        448,722
  Cash                                                    1              2
  Receivable from Fund "C"                          398,870        164,384
                                                  8,643,242      8,426,680
Fund "M"
  Vanguard U.S. Treasury Money Market
   Mutual Fund                                    2,995,613      1,474,008
  Receivable from Government Employees
   Companies - Note A                                37,205         23,475
  Receivable from (payable to) Fund "C"              12,157         15,796
                                                  3,044,975      1,513,279
Savings Account
  Investment in Savings Accounts                       -         2,294,792
  Receivable from Government Employees
   Companies - Note A                                  -            25,809
  Receivable from Fund "C"                             -               851
                                                       -         2,321,452

NET ASSETS AVAILABLE FOR PLAN BENEFITS         $157,667,569   $150,986,836

See notes to financial statements.
                                     - 6 -

                                                           REVISED PROFIT SHARING PLAN
                                             FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                         Year Ended December 31, 1994

                                                                                                        Savings
                           Fund "A"      Fund "B"     Fund "C"    Fund "F"    Fund "G"     Fund "M"     Account      Total
Net assets available for
 plan benefits at
 January 1, 1994         $ 9,406,492   $46,830,490  $82,066,860   $421,583   $8,426,680   $1,513,279  $2,321,452  $150,986,836

Investment income
 Dividends                 1,172,762          -       1,516,812       -         155,642         -           -        2,845,216
 Interest                       -        3,392,002       41,558     28,680       22,007       59,263      59,458     3,602,968

                           1,172,762     3,392,002    1,558,370     28,680      177,649       59,263      59,458     6,448,184
Net realized gains
 (losses) on security
 sales                        53,564          -       2,816,662     (4,021)     194,204         -           -        3,060,409
Net change in unrealized
 appreciation
 (depreciation) in fair
 value of investments
 - Note F                 (1,295,283)         -      (6,642,428)   (27,382)    (568,887)        -           -       (8,533,980)

   Net Investment Income     (68,957)    3,392,002   (2,267,396)    (2,723)    (197,034)      59,263      59,458       974,613

Contributions
 Employees                 2,287,187     4,507,012         -       186,439    1,686,653      166,833      26,934     8,861,058
 Government Employees
  Companies                     -             -       8,562,795       -            -          37,205        -        8,600,000

   Total Contributions     2,287,187     4,507,012    8,562,795    186,439    1,686,653      204,038      26,934    17,461,058

Transfers from Employee
 Stock Ownership Plan        173,881       183,126         -         2,741         -          27,305      17,200       404,253

   Total additions         2,392,111     8,082,140    6,295,399    186,457    1,489,619      290,606     103,592    18,839,924

Distributions to
 participants               (559,302)   (3,655,367)  (6,214,209)   (80,633)    (773,236)    (844,236)    (32,208)  (12,159,191)
Fund transfers             1,458,497      (333,459)    (231,563)   (86,144)    (499,821)   2,085,326  (2,392,836)         -

Increase (decrease) in
 net assets                3,291,306     4,093,314     (150,373)    19,680      216,562    1,531,696  (2,321,452)    6,680,733

Net assets available for
 plan benefits at
 December 31, 1994       $12,697,798   $50,923,804  $81,916,487   $441,263   $8,643,242   $3,044,975  $     -     $157,667,569

See notes to financial statements.

                                                           REVISED PROFIT SHARING PLAN
                                             FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                           Year Ended December 31, 1993

                                                                                                        Savings
                          Fund "A"       Fund "B"     Fund "C"    Fund "F"    Fund "G"     Fund "M"     Account      Total
Net assets available for
 plan benefits at
 January 1, 1993         $7,073,031    $40,436,479  $103,132,489  $210,449   $11,232,798  $1,678,298  $3,377,694  $167,141,238

Investment income
 Dividends                  770,768           -        1,016,069      -          110,756        -           -        1,897,593
 Interest                      -         3,385,220        33,233    21,088        13,303      63,370      86,420     3,602,634

                            770,768      3,385,220     1,049,302    21,088       124,059      63,370      86,420     5,500,227
Net realized gains
 (losses) on security
 sales - Note E              52,647           -        3,301,499       (25)      692,532        -           -        4,046,653
Net change in unrealized
 appreciation
 (depreciation) in fair
 value of investments
 - Note F                   606,529           -      (23,712,550)   (3,753)   (2,858,845)       -           -      (25,968,619)

   Net Investment
    Income                1,429,944      3,385,220   (19,361,749)   17,310    (2,042,254)     63,370      86,420   (16,421,739)

Contributions
 Employees                1,478,797      4,618,137          -      174,705     1,787,250     181,221      47,164     8,287,274
 Government Employees
  Companies                    -              -        6,335,716      -             -         23,475      25,809     6,385,000

   Total Contributions    1,478,797      4,618,137     6,335,716   174,705     1,787,250     204,696      72,973    14,672,274

Transfers from Employee
 Stock Ownership Plan       120,891        346,520          -       74,843          -         31,195      31,061       604,510

   Total additions        3,029,632      8,349,877   (13,026,033)  266,858      (255,004)    299,261     190,454    (1,144,955)

Distributions to
 participants              (541,217)    (2,833,059)   (6,254,212)  (53,679)     (544,601) (3,535,152) (1,247,527)  (15,009,447)
Fund transfers             (154,954)       877,193    (1,785,384)   (2,045)   (2,006,513)  3,070,872         831          -

Increase (decrease)
 in net assets            2,333,461      6,394,011   (21,065,629)  211,134    (2,806,118)   (165,019) (1,056,242)  (16,154,402)

Net assets available
 for  plan benefits
 at December 31, 1993    $9,406,492    $46,830,490  $ 82,066,860  $421,583   $ 8,426,680  $1,513,279  $2,321,452  $150,986,836

See notes to financial statements.




                                                          REVISED PROFIT SHARING PLAN
                                             FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                           Year Ended December 31, 1992

                                                                                                        Savings
                          Fund "A"       Fund "B"     Fund "C"    Fund "F"    Fund "G"     Fund "M"     Account      Total
Net assets available for
 plan benefits at
 January 1, 1992         $5,320,032    $35,894,275  $ 65,140,524  $   -      $ 5,966,741  $  362,848  $4,371,001  $117,055,421

Investment income
 Dividends                  443,350           -          909,038      -           91,636        -           -        1,444,024
 Interest                      -         3,258,250        32,895     9,217        20,445      22,367     174,924     3,518,098

                            443,350      3,258,250       941,933     9,217       112,081      22,367     174,924     4,962,122
Net realized gains
 (losses) on security
 sales - Note E              (2,724)          -        3,786,211        71          -           -           -        3,783,558
Net change in unrealized
 appreciation in fair
 value of investments
 - Note F                   510,788           -       34,802,433     1,702     3,777,704        -           -       39,092,627

                            951,414      3,258,250    39,530,577    10,990     3,889,785      22,367     174,924    47,838,307

Contributions
 Employees                1,208,255      4,577,014          -      112,514     1,330,549     155,294      76,736     7,460,362
 Government Employees
  Companies                    -              -        5,124,993      -             -         12,609      33,398     5,171,000

                          1,208,255      4,577,014     5,124,993   112,514     1,330,549     167,903     110,134    12,631,362

    Total additions       2,159,669      7,835,264    44,655,570   123,504     5,220,334     190,270     285,058    60,469,669

Distributions to
 participants              (565,508)    (2,569,702)   (5,476,624)   (3,926)     (302,455)    (48,109) (1,417,528)  (10,383,852)
Fund transfers              158,838       (723,358)   (1,186,981)   90,871       348,178   1,173,289     139,163          -

Increase (decrease)
 in net assets            1,752,999      4,542,204    37,991,965   210,449     5,266,057   1,315,450    (993,307)   50,085,817

Net assets available
 for plan benefits at
 December 31, 1992       $7,073,031    $40,436,479  $103,132,489  $210,449   $11,232,798  $1,678,298  $3,377,694  $167,141,238





See notes to financial statements

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
  OF THE GOVERNMENT EMPLOYEES COMPANIES

NOTES TO FINANCIAL STATEMENTS

December 31, 1994

NOTE A:  Description of Plan

The following description of the Revised Profit Sharing Plan (the "Plan") for the Employees of the Government Employees Companies (the "Companies") provides only general information. Participants should refer to the Plan document for a complete description. The Companies include GEICO Corporation, Government Employees Insurance Company, GEICO Indemnity Company and Government Employees Financial Corporation.

Contributions of up to 6 percent of base pay on a pre-tax basis and/or up to 8 percent of base pay on an after-tax basis may be made by participating employees of the Companies. The Companies contribute from profits, at the discretion of the Board of Directors, an amount to be shared by all eligible employees based on an individual's planning center performance and base pay.

Any salaried employee automatically becomes a member of the Plan after achieving 21 years of age and one year of qualifying service. Effective January 1, 1989, for participants hired before that date, vesting is based on years of service at the following rate: 20 percent after two years, 30 percent after three years, 40 percent after four years, 60 percent after five years, 80 percent after six years and 100 percent after seven years. Effective January 1, 1989, for participants hired on or after that date, vesting is based on years of service at the following rate: 20 percent after three years, 40 percent after four years, 60 percent after five years, 80 percent after six years, and 100 percent after seven years.

Withdrawals may be made from employee contributions and vested employer contributions, subject to certain restrictions. Contributions from base pay on a pre-tax basis and employer contributions made after January 1, 1993 can only be withdrawn under hardship conditions.

The Plan allows participants to borrow funds from their vested account subject to certain restrictions. Payroll deductions are required to repay loans over five years or less except in the case of a mortgage related loan which may be repaid over a period of up to fifteen years. For loans granted or renewed on or before October 18, 1989 the rate of interest charged was the rate of interest being earned by Fund "B" at the inception of the loan, subject to annual adjustment to reflect the current rate of interest applicable to Fund "B". For loans granted or renewed after October 18, 1989, and for changes in the interest rate under an existing loan after that date, the interest rate is fixed for the remaining term of the loan at the commercial rate of interest charged by area banks on loans which are made under similar circumstances. When a participant terminates, any loan balance must be repaid prior to any account distribution.

The Plan was amended, effective January 1, 1993, to allow participants in the GEICO Companies Employee Stock Ownership Plan (ESOP), who are at least 55 years of age with a minimum of ten years of participation in the ESOP, to liquidate and reinvest a portion of their post 1986 ESOP shares into certain funds in the Plan. These employees may diversify up to 25% of the ESOP shares during the first five years of eligibility and an additional 25% in the sixth year of eligibility.

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
  OF THE GOVERNMENT EMPLOYEES COMPANIES

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B: Significant Accounting Policies

The accompanying financial statements are prepared on the accrual basis of accounting. Investments are stated at aggregate fair value based upon quoted market prices; cost approximates fair value unless otherwise noted. The net change in unrealized appreciation or depreciation in the aggregate fair value of investments held at year-end is reflected in the statement of changes in net assets. Net realized gains and losses on security sales are determined using the average cost of investments. Administrative expenses are paid by the Companies.

NOTE C:  Investments

Contributions are made to one or more of the following funds:

Fund "A" - A portfolio primarily invested in the Windsor Mutual Fund, a Vanguard mutual fund investing in a portfolio of common stocks.

Fund "B" - An interest accumulation contract issued by the Aetna Life and Casualty Company which guarantees a fixed rate of return subject to annual adjustments.

Fund "C" - A portfolio primarily invested in GEICO Corporation Common Stock.

Fund "F" - A portfolio invested in the Vanguard GNMA Intermediate Bond Fund consisting of mortgage-backed securities with durations of seven to ten years.

Fund "G" - A portfolio primarily invested in GEICO Corporation Common Stock.

Fund "M" - A portfolio invested in the Vanguard U.S. Treasury Money Market
Fund.

Savings Account - Federally insured savings accounts previously available to employees at age 60 or age 50 if within one year of retirement.

Employees may make contributions to Funds "A", "B", "F", "G" and "M" and may invest in more than one Fund. Employer contributions are made to Fund "C." The Savings Account includes both employee and employer contributions.

Participants may make contributions to the Funds from base pay both on a pre-tax basis and on an after-tax basis. The approximate number of participants in each Fund by type of contribution, with reference to employee contributions only, is as follows:

                                                                    Savings
  December 31,    Fund "A"  Fund "B"  Fund "F"  Fund "G"  Fund "M"  Account
1994 (pre-tax)      2,383     4,321     394       2,146     403        -
1994 (after-tax)      908     2,183     145         820     152        -
1993 (pre-tax)      1,842     4,185     320       2,061     383       11
1993 (after-tax)      685     2,094     115         803     153       10
1992 (pre-tax)      1,529     3,867     181       1,760     377       19
1992 (after-tax)      618     1,953      83         704     162       17
                                  - 11 -

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
  OF THE GOVERNMENT EMPLOYEES COMPANIES

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D:  Federal Taxes

The Plan is exempt from taxation in accordance with the provisions of
Section 501(a) of the Internal Revenue Code. Employer contributions and income earned from Plan investments are not taxable to participants until distributed. Employee contributions made from base pay on a pre-tax basis will be taxed at distribution. Employee contributions made from base pay on an after-tax basis have already been taxed. Pre-tax distributions and pre-tax and post-tax earnings may be subject to additional excise tax when distributed. The Plan obtained its latest determination letter on August
15, 1986, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the plan administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code.

NOTE E:  Net Realized Gains (Losses) on Security Sales

                                                                           Net
                                                                         Realized
                                               Proceeds       Cost     Gains (Losses)
Year ended December 31, 1994
  Fund "A" - Securities other than employer's $  709,128   $  655,564    $     53,564

  Fund "C" - Securities of employer
              GEICO Corporation Common Stock   4,637,742    1,821,080       2,816,662

  Fund "F" - Securities other than employer's    109,458      113,479          (4,021)

  Fund "G" - Securities of employer
              GEICO Corporation Common Stock     348,689      154,485         194,204

              Total                           $5,805,017   $2,744,608    $  3,060,409

Year ended December 31, 1993
  Fund "A" - Securities other than employer's $  444,065   $  391,418    $     52,647

  Fund "C" - Securities of employer
              GEICO Corporation Common Stock   4,833,139    1,531,640       3,301,499

  Fund "F" - Securities other than employer's     52,627       52,652             (25)

  Fund "G" - Securities of employer
              GEICO Corporation Common Stock     970,292      277,760         692,532

              Total                           $6,300,123   $2,253,470    $  4,046,653

Year ended December 31, 1992
  Fund "A" - Securities other than employer's $  382,304   $  385,028    $     (2,724)

  Fund "C" - Securities of employer
              GEICO Corporation Common Stock   5,560,340    1,774,129       3,786,211

  Fund "F" - Securities other than employer's      5,719        5,648              71

              Total                           $5,948,363   $2,164,805    $  3,783,558

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
  OF THE GOVERNMENT EMPLOYEES COMPANIES

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F:  Unrealized Appreciation (Depreciation) in Fair Value of Investments

                                Fund "A"    Fund "C"     Fund "F"    Fund "G"      Total

Balance at December 31, 1991     (414,233)  37,118,882       -       3,251,527   39,956,176
Net change in unrealized
 appreciation during 1992         510,788   34,802,433      1,702    3,777,704   39,092,627
Balance at December 31, 1992       96,555   71,921,315      1,702    7,029,231   79,048,803
Net change in unrealized
 appreciation (depreciation)
 during 1993                      606,529  (23,712,550)    (3,753)  (2,858,845) (25,968,619)
Balance at December 31, 1993      703,084  48,208,765      (2,051)   4,170,386  $53,080,184
Net change in unrealized
 appreciation (depreciation)
 during 1994                   (1,295,283)  (6,642,428)   (27,382)    (568,887)  (8,533,980)
Balance at December 31, 1994   $ (592,199) $41,566,337   $(29,433)  $3,601,499  $44,546,204

NOTE G:  Contributions

                                                 Year ended December 31,
                                               1994         1993        1992

Employees
Government Employees Insurance Company      $7,935,293   $7,416,666  $6,576,595
GEICO Corporation                              557,676      525,215     509,267
GEICO Indemnity Company                        255,299      225,202     216,894
Government Employees Financial Corporation     112,790      120,191     139,503
Garden State Life Insurance Company               -            -         18,103

                                            $8,861,058   $8,287,274  $7,460,362


Government Employees Companies

Government Employees Insurance Company      $7,893,259   $5,775,355  $4,607,598
GEICO Corporation                              355,048      295,478     273,495
GEICO Indemnity Company                        257,881      231,375     207,311
Government Employees Financial Corporation      93,812       82,792      82,596
                                            $8,600,000   $6,385,000  $5,171,000

NOTE H:  Withdrawals and Forfeitures

                                               1994        1993         1992

Terminations and Withdrawals                $12,159,191 $15,009,447 $10,383,852
Forfeitures                                     230,412     244,909     460,732

Forfeitures are allocated proportionately among remaining active participants on December 31 of each year based on the participant's earnings for that year. Forfeitures represent only non-vested company contributions to Fund "C."

REVISED PROFIT SHARING PLAN FOR THE EMPLOYEES
  OF THE GOVERNMENT EMPLOYEES COMPANIES

NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I: MERGER OF SEPARATE PLANS

Prior to March 31, 1994, the Plan was maintained as separate plans with respect to each adopting company. The adopting companies were GEICO Corporation, Government Employees Insurance Company, GEICO Indemnity Company and Government Employees Financial Corporation. Effective March 31, 1994, to effect a merger of the plans, the net assets attributable to Government Employees Insurance Company, Government Employees Financial Corporation and GEICO Indemnity were transferred to the GEICO Corporation Plan. The net assets transferred included various investments with a fair value of $141,589,484 and a cost basis of $90,155,370 at the date of transfer. The merger had no effect on combined net assets available for plan benefits as reported in these financial statements.




                                 REVISED PROFIT SHARING PLAN
                   FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                      SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                      December 31, 1994

                                     Form 5500 Item 27a


                                   Description of Investment
Identity of Issuer, Borrower,   Including Maturity Date, Rate of                   Fair
  Lessor, or Similar Party      Interest, Par, or Maturity Value      Cost         Value
Fund "A"
 Vanguard Windsor Mutual Fund   Mutual fund investing in a
                                 portfolio of common stocks      $ 13,101,588  $ 12,509,389

Fund "B"
 Aetna Interest Accumulation    Contract guaranteeing a fixed
  Account                        rate of return subject to annual
                                 adjustment                        43,655,467    43,655,467
 Loans to Participants          Maturities ranging from one year
                                 to fifteen years, interest at
                                 prevailing market rates            7,110,227     7,110,227

                                                                   50,765,694    50,765,694

Fund "C"
 GEICO Corporation*             1,478,948 shares common stock      30,902,115    72,468,452
 RIMCO Monument Prime Money     Short-term, variable rate
  Market Fund                    money market fund                    929,335       929,335

                                                                   31,831,450    73,397,787

Fund "F"
 Vanguard GNMA Fund             Mutual fund investing in a
                                portfolio of GNMA mortgage
                                backed pass-through
                                certificates                          455,773       426,338

Fund "G"
 GEICO Corporation*             156,150 shares common stock         4,049,850     7,651,350
 RIMCO Monument Prime Money     Short-term, variable rate
  Market Fund                    money market fund                    593,021       593,021

                                                                    4,642,871     8,244,371
Fund "M"
 Vanguard U.S. Treasury Money   Short-term, variable rate
  Market Fund                    money market fund                  2,995,613     2,995,613

    Total                                                        $103,792,989  $148,339,192

* Indicates party-in-interest to the Plan.

Note:  Assets are held in a Master Trust.

                                  REVISED PROFIT SHARING PLAN
                    FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                              SCHEDULE OF SERIES OF TRANSACTIONS
                    IN EXCESS OF FIVE PERCENT OF FAIR VALUE OF PLAN ASSETS
                              AT THE BEGINNING OF THE PLAN YEAR
                                 Year Ended December 31, 1994


                                      Form 5500 Item 27d


                                                                   Total Proceeds
                                     Number of                      of Sales and
                                     Sales and    Total Cost of    Distributions
   Description           Number of Distributions  Purchases at      in Kind at        Net
  of Investment          Purchases    in Kind    Transaction Date Transaction Date    Gain
Fund "C"
  GEICO Corporation
  Common Stock*              4          38         $ 5,785,028       $ 4,637,742   $2,816,662

  Money Market Funds        36          32         $18,881,340       $18,505,370   $    -






Note:  Transactions are those of the Master Trust.

                                                                GEICO CORPORATION
                                                           REVISED PROFIT SHARING PLAN
                                             FOR THE EMPLOYEES OF THE GOVERNMENT EMPLOYEES COMPANIES

                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                           Year Ended December 31, 1994

                                                                                                         Savings
                         Fund "A"       Fund "B"     Fund "C"    Fund "F"    Fund "G"     Fund "M"     Account      Total
Net assets available
 for plan benefits at
 January 1, 1994 (GEICO
 Corporation only)      $ 1,002,958   $ 3,440,178  $  5,880,759  $ 30,318   $   891,235  $   35,643  $  591,587  $ 11,872,678

Investment income
 Dividends                1,172,686          -        1,160,375      -          121,714        -           -        2,454,775
 Interest                      -        2,636,113        33,430    23,036        18,491      50,420      44,947     2,806,437

                          1,172,686     2,636,113     1,193,805    23,036       140,205      50,420      44,947     5,261,212
Net realized gains
 (losses) on security
 sales - Note E              44,909          -        1,892,442    (3,893)      188,472        -           -        2,121,930
Net change in
 unrealized
 appreciation
 (depreciation) in fair
 value of investments
 - Note F                (1,093,073)         -       (8,866,521)  (13,471)     (885,265)       -           -      (10,858,330)

   Net Investment
   Income                   124,522     2,636,113    (5,780,274)    5,672      (556,588)     50,420      44,947    (3,475,188)

Contributions
 Employees                1,881,979     3,521,409          -      151,670     1,308,231     136,505      18,673     7,018,467
 Government Employees
  Companies                    -             -        8,562,795      -             -         37,205        -        8,600,000

   Total Contributions    1,881,979     3,521,409     8,562,795   151,670     1,308,231     173,710      18,673    15,618,467

Transfer of net assets
 from merged Plans
 - Note A                 9,131,822    43,551,140    77,826,488   378,346     8,101,836     862,223   1,737,629   141,589,484
Transfers from
 Employee Stock
 Ownership Plan                 430        47,461          -         -             -         15,857        -           63,748

   Total additions       11,138,753    49,756,123    80,609,009   535,688     8,853,479   1,102,210   1,801,249   153,796,511

Distributions to
 participants              (395,801)   (2,302,783)   (4,274,412)  (73,208)     (656,174)   (105,377)       -       (7,807,755)
Fund transfers              951,888        30,286      (298,869)  (51,535)     (445,298)  2,012,499  (2,392,836)     (193,865)

Increase (decrease) in
 net assets              11,694,840    47,483,626    76,035,728   410,945     7,752,007   3,009,332    (591,587)  145,794,891

Net assets available
 for plan benefits
 at December 31, 1993   $12,697,798   $50,923,804  $ 81,916,487  $441,263   $ 8,643,242  $3,044,975  $     -     $157,667,569

                                                                       - 17 -

                       CONSENT OF INDEPENDENT ACCOUNTANT


We consent to the use of this Form 11-K of our opinion on the financial statements of the Revised Profit Sharing Plan for the Employees of the Government Employees Companies for the year ended December 31, 1994.



Bethesda, MD
March 17, 1995

                                                   /s/ Johnson Lambert & Co.
                                                   _________________________
                                                   Johnson Lambert & Co.