Form 10-Q
period 1995-03-31
GEICO CORP
filed 1995-05-15
CIK 277795

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Three Months Ended March 31, 1995

                         Commission File No 1-8012

                             GEICO CORPORATION



           Delaware                                     52-1135801
(Jurisdiction of Incorporation)             (IRS Employer Identification
No.)

                 One GEICO Plaza, Washington, D.C.  20076

                Registrant's Telephone No:  (301) 986-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   x              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       As of April 30, 1995

Common Stock, $1.00 par value                               67,889,574















                             Page 1 of 9 pages






                           FORM 10-Q - QUARTERLY REPORT
                          PART I - FINANCIAL INFORMATION
                           ITEM 1.  FINANCIAL STATEMENTS

                                 GEICO CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
ASSETS
                                                     March 31,        December 31,
Investments:                                           1995              1994
  Fixed maturities available for sale, at
    market (amortized cost $3,426,237,878
    and $3,363,422,770)                           $ 3,420,827,497   $ 3,270,125,446
  Equity securities available for sale,
    at market (cost $551,927,100 and
    $556,960,522)                                     865,279,478       782,708,006
  Short-term investments                              174,264,759        50,032,937
      Total Investments                             4,460,371,734     4,102,866,389
Cash                                                   15,248,673        27,579,312
Loans receivable, net                                  54,904,293        59,448,297
Accrued investment income                              55,755,515        67,254,744
Premiums receivable                                   248,928,414       238,652,876
Reinsurance receivables                               127,244,649       127,189,085
Prepaid reinsurance premiums                            8,956,779        10,361,216
Amounts receivable from sales of securities             6,335,415         2,022,214
Deferred policy acquisition costs                      71,709,807        72,358,845
Federal income taxes                                   22,051,016        98,974,942
Property and equipment, at cost less accumulated
  depreciation of $119,039,044 and $113,612,108       141,205,030       141,741,242
Other assets                                           60,609,708        49,656,013

TOTAL ASSETS                                      $ 5,273,321,033   $ 4,998,105,175

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Property and casualty loss reserves               $ 1,752,734,635   $ 1,704,717,841
Loss adjustment expense reserves                      313,288,718       307,606,072
Unearned premiums                                     774,723,388       747,342,502
Life benefit reserves and policyholders' funds        104,345,313       101,297,929
Debt:
  Corporate and other                                 404,011,002       340,378,156
  Finance company                                      43,500,000        51,000,000
Amounts payable on purchase of securities              20,453,098         8,407,963
Other liabilities                                     285,715,122       291,414,052
      Total Liabilities                             3,698,771,276     3,552,164,515

SHAREHOLDERS' EQUITY
Common Stock - $1 par value, 150,000,000
  shares authorized, 71,596,409 and
  71,565,359 issued, 67,989,159 and
  68,291,463 outstanding                               71,596,409        71,565,359
Paid-in surplus                                       170,984,667       169,083,940
Unrealized appreciation of investments                205,112,786        91,166,775
Retained earnings                                   1,373,975,561     1,330,021,435
Treasury Stock, at cost (3,607,250 and 3,273,896
  shares of Common Stock)                            (183,460,481)     (167,114,614)
Unearned Employee Stock Ownership Plan shares         (63,659,185)      (48,782,235)
      Total Shareholders' Equity                    1,574,549,757     1,445,940,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 5,273,321,033   $ 4,998,105,175

See Notes to Consolidated Financial Statements

                                 Page 2 of 9 pages

                                 GEICO CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         1995           1994
REVENUE
Premiums                                             $659,004,005   $587,540,733
Investment income, net of expenses of $2,538,556
 and $2,349,688                                        55,298,808     48,421,495
Realized gains on investments                           5,609,808      6,598,240
Interest on loans receivable                            2,401,585      2,648,612
Other revenue                                           3,864,359      3,631,902

  Total Revenue                                       726,178,565    648,840,982

BENEFITS AND EXPENSES

Losses and loss adjustment expenses                   531,001,384    493,492,533
Life benefits and interest on policyholders' funds      2,000,111      2,473,662
Policy acquisition expenses                            51,430,475     49,994,636
Other operating expenses                               57,059,150     55,849,383
Interest expense:
  Corporate and other                                   6,567,903      6,797,454
  Finance company                                         770,129        659,409

  Total Benefits and Expenses                         648,829,152    609,267,077

  Net income before income taxes                       77,349,413     39,573,905

Federal income tax expense                             15,109,134      3,413,633

  Net income before cumulative effect of
   change in accounting principle                      62,240,279     36,160,272

Cumulative effect of change in accounting
 principle for postemployment benefits, net of tax           -        (1,051,329)

  Net Income                                         $ 62,240,279   $ 35,108,943

Earnings Per Share
  Net income before cumulative effect of
   change in accounting principle                           $ .91          $ .51
  Cumulative effect of change in accounting
   principle                                                  -             (.01)

  Net Income                                                $ .91          $ .50

Dividends Per Share                                         $ .27          $ .25

See Notes to Consolidated Financial Statements



                                 Page 3 of 9 pages

                                  GEICO CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        Three Months Ended March 31,

                                                            1995              1994
Operating Activities:
  Net income                                           $  62,240,279    $   35,108,943
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting
       principle for postemployment benefits,
       net of tax                                               -            1,051,329
     Net premiums receivable                             (10,275,538)       (1,154,107)
     Deferred policy acquisition costs                       649,038         1,685,392
     Reinsurance receivables and prepaid reinsurance
      premiums                                             1,348,873        (7,349,082)
     Loss, life benefit and loss adjustment
       expense reserves                                   54,028,277        55,051,647
     Unearned premiums                                    27,380,886        15,785,754
     Federal income taxes                                 15,042,427           587,802
     Realized gains                                       (5,609,808)       (6,598,240)
     Provision for depreciation                            6,340,591         5,413,290
     Accrual of discount and amortization of
       premiums on investments                             3,594,107         4,801,692
     Other                                                 1,498,859        20,916,764

       Net cash provided by operating activities         156,237,991       125,301,184

Investing Activities:
  Purchases of equity securities                         (69,456,530)      (60,462,550)
  Purchases of fixed maturities                         (213,129,150)     (340,514,702)
  Increase in payable on security purchases               12,045,135        74,777,402
  Sales of fixed maturities                               37,003,611        14,203,693
  Maturities and redemptions of fixed maturities         109,919,991       181,516,074
  Sales of equity securities                              79,896,091        41,281,637
  Net change in short-term investments                  (124,231,822)       22,208,504
  Change in receivable from security sales                (4,313,201)           33,007
  Decrease in principal on loans receivable                4,864,844         5,198,580
  Proceeds from sale of subsidiary                              -            9,686,024
  Purchase of property and equipment, net                 (5,804,379)       (8,103,760)
  Other                                                      359,499           164,779

       Net cash used by investing activities            (172,845,911)      (60,011,312)

Financing Activities:
  Repayment of debt                                         (375,000)         (731,739)
  Net change in short-term borrowings                     41,500,000        (6,000,000)
  Exercise of stock options                                  531,650           278,753
  Purchase of Common Stock (Treasury)                    (20,641,966)      (15,121,016)
  Dividends paid to shareholders                         (18,411,456)      (17,664,057)
  Other                                                    1,674,053           733,997

       Net cash provided (used) by financing activities    4,277,281       (38,504,062)

  Change in cash                                         (12,330,639)       26,785,810
  Cash at beginning of period                             27,579,312        18,361,546

       Cash at end of period                           $  15,248,673    $   45,147,356

See Notes to Consolidated Financial Statements




                                  Page 4 of 9 pages
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. The information has been prepared from the records of GEICO Corporation (the Corporation) which are subject to audit at year-end by independent public accountants. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of such results for the entire year.

Consolidation

The consolidated financial statements include the accounts of GEICO Corporation and its subsidiaries.

Significant intercompany accounts and transactions have been eliminated.

Income Taxes

Federal income taxes in the statements of income are based on an estimated annual effective tax rate which reflects exclusion of tax-exempt interest income and the intercorporate dividends received deduction.


Postemployment Benefits

In the first quarter of 1994 the Corporation adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting this statement at January 1, 1994 was a charge of $1.1 million, net of tax, which was included in the statements of income as a change in accounting principle.

Common Stock Repurchases

During the first three months of 1995 the Corporation repurchased a net
333,354  shares of its Common Stock for $16.0 million.   At March 31, 1995
there were   3,392,750 shares remaining under the current repurchase
authorization.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of common shares assumed outstanding of 68,078,823 and 70,849,517 for the three months ended March 31, 1995 and 1994, respectively.

Subsequent Events

On April 24, 1995 the Corporation issued $100 million of 7.5% notes due in 2005.

In April 1995, Government Employees Financial Corporation sold $38 million of its remaining receivables and other assets and used the proceeds to reduce its short-term debt.








                             Page 5 of 9 pages


               Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

Consolidated premiums were $659,004,005 for the first quarter of 1995, up
12.2 percent from $587,540,733 in 1994, reflecting continued growth in voluntary auto lines and modest rate increases. The number of voluntary automobile policies in force grew 7.8 percent during the twelve month period ending March 31, 1995. Total voluntary policies in force (all lines) grew 4.8% in the same time period as homeowners policies have declined. Policy growth in the standard and nonstandard auto lines was 27.9 percent as efforts have been expanded to offer a rate quote to potential customers who do not meet GEICO/GEICO General preferred-risk underwriting guidelines. These lines currently have a modest premium base, but provide an opportunity for significant growth. New business homeowner insurance sales are less in 1995 than 1994.

On April 4, 1995 GEICO announced an agreement with Aetna Fire and Casualty (Aetna) to phase out of GEICO's homeowners business over the next three years. New homeowners customers will be offered Aetna policies beginning at the end of July 1995. The great majority of GEICO's existing homeowners customers will be offered renewal policies in Aetna as their policies begin to expire after January 1, 1996. GEICO will act as the servicing agent for these policies. The agreement with Aetna should have little impact on 1995 financial results.

Pre-tax net investment income increased 14.2 percent to $55,298,808 for the first quarter of 1995 from $48,421,495 in the first quarter of 1994. The increase is the result of higher yields on fixed income securities and additional funds from operations available for investment. After-tax net investment income for the three months increased 13.7 percent to $47.2 million from $41.5 million.

Realized gains on investments were $5,609,808 for the first quarter of 1995 compared to realized gains of $6,598,240 in the first quarter of 1994. Realized gains are primarily from the sale of equity securities. Such gains are a result of financial market conditions and can therefore fluctuate widely from period to period.

Interest on loans receivable decreased 9.3 percent to $2,401,585 for the three month period ended March 31, 1995 from the comparable prior year period as Government Employees Financial Corporation (GEFCO), our finance subsidiary, continues to reduce its loans receivable. In April 1995, GEFCO sold $38 million of its remaining receivables and other assets and used the proceeds to reduce its short-term debt. After this sale GEFCO has approximately $19 million of remaining assets.

Losses and loss adjustment expenses incurred increased 7.6 percent to $531,001,384 for the three months ended March 31, 1995 over the comparable prior year period. The first quarter of 1994 was adversely impacted by severe winter weather which resulted in a significant increase in automobile claims frequency due to poor driving conditions and a high level of homeowners catastrophe freezing losses. Catastrophe losses for the first quarter of 1995 were approximately $3 million compared to $13 million in the first quarter of 1994.

In response to concerns of the insurance industry and various consumer groups, the Florida Hurricane Catastrophe Fund became effective June 1, 1994. In return for an annual premium, 75% of homeowners losses in excess of $26 million (two times Florida homeowner yearly written premiums) are covered subject to a constraint of overall money available to the Fund. The second contract year of the Fund begins June 1, 1995 and terms of coverage may be modified. The Corporation's insurance subsidiaries currently have no other catastrophe reinsurance effective in any other states.







                             Page 6 of 9 pages


The Corporation's insurance subsidiaries reinsure excess risks on any single loss. GEICO's principal reinsurer for this coverage is General Reinsurance Corporation which is rated A++ (Superior) by A. M. Best. GEICO has also reinsured a significant portion of its commercial umbrella liability business which was written from 1981 to 1984. The largest anticipated amount recoverable for this coverage is from Constitution Reinsurance Corporation which is rated A+ (Superior) by A. M. Best.

The statutory ratios of losses and loss adjustment expenses (LAE) incurred to premiums earned, underwriting expenses to written premiums, and underwriting ratios for the Corporation's property/casualty subsidiaries are shown below.

                                                      Three Months
                                                     Ended March 31,
                                                       1995     1994

 Loss ratio                                            82.2%    85.4%
 Expense ratio                                         13.1%    14.1%
 Underwriting ratio                                    95.3%    99.5%


The Corporation's reserves for losses and loss adjustment expenses include amounts for environmental and product liability claims on policies written by GEICO from 1981 to 1984 and by Resolute Reinsurance Company from 1982 to 1987. The Corporation believes that the ultimate resolution of its environmental and product liability claims will not have a material impact on the Corporation's financial position and results of operations.

Policy acquisition expenses increased only 2.9 percent to $51,430,475 for the first three months of 1995 compared to $49,994,636 in 1994 and reflects a reduction in the general expense ratio in 1995. Other operating expenses increased 2.2 percent to $57,059,150 from $55,849,383. Other operating expenses for the first three months of 1995 and 1994 include $2.3 million and $5.2 million, respectively, of incentive compensation expense related to the significant overperformance of the Corporation's common stock portfolio compared to the S&P 500.

Total interest expense for the first three months of 1995 decreased to $7,338,032 from $7,456,863 in 1994. The decline reflects the repayment of mortgage loans in the third quarter of 1994 partially offset by increased interest on short-term borrowings by the Corporation in the first quarter of 1995.

Net income before income taxes was $77,349,413 in the first three months of 1995 compared to $39,573,905 for the comparable period in 1994. The increase primarily reflects increased underwriting gain from insurance operations and increased investment income. For the first three months of 1995 income tax expense increased to $15,109,134 from $3,413,633 in 1994 due to the increase in pretax income. Net income before the cumulative effect of changes in accounting principles was $62,240,279 in the first three months of 1995 compared to $36,160,272 in 1994.

In the first quarter of 1994 the Corporation adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting this statement at January 1, 1994 was a charge of $1.1 million, net of tax, which was included in the statements of income as a change in accounting principle. This statement will not have a significant impact on future operating expenses.

Net income was $62,240,279 for the three months ended March 31, 1995, an increase of 77.3 percent from the comparable 1994 period. Net income per share for the three months increased 82.0 percent to $.91 from $.50 for the comparable 1994 period and reflects a decrease in the number of shares outstanding. The cumulative effect of the change in accounting principles reduced net income per share by $.01 in 1994.

The weighted average number of shares outstanding decreased to 68,078,823 for the three months ended March 31, 1995 compared to 70,849,517 a year ago due to Treasury Stock purchases.

                             Page 7 of 9 pages


The unrealized appreciation of investments, which is reflected in shareholders' equity but not in net income, increased $113.9 million to $205.1 million at March 31, 1995 compared to $91.2 million at December 31, 1994 reflecting increases in the market value of both fixed maturities and equity securities during the quarter. The unrealized depreciation related to fixed maturities decreased $57.1 million during the three month period as interest rates have declined resulting in unrealized depreciation of $3.5 million as of March 31, 1995. The unrealized appreciation on equity securities increased $56.8 million to $208.6 million.

Capital Structure and Liquidity

During the first three months of 1995 the Corporation repurchased a net 333,354 shares of its Common Stock for $16.0 million.

Book value per share at March 31, 1995 was $23.16 based upon shareholders' equity of $1,574,549,757 and 67,989,159 outstanding shares of Common Stock compared to $21.17 at December 31, 1994 based upon shareholders' equity of $1,445,940,660 and 68,291,463 outstanding shares. The increase reflects the unrealized appreciation of investments during the quarter partially offset by repurchases of shares at a cost in excess of book value per share and an increase in unearned ESOP shares purchased with $15 million of additional ESOP debt.

Cash flow from operations during the first three months of 1995 was $156.2 million compared to $125.3 million for the first three months of 1994. Investing activities in the first three months of 1994 included a net $9.7 million received from the sale of Southern Heritage Insurance Company, which was sold effective December 31, 1993.

State Rate Regulation

Each of the Corporation's insurance company subsidiaries is subject to regulation and supervision of its insurance businesses in each of the jurisdictions in which it does business. In general, such regulation is for the protection of policyholders rather than shareholders. Legislation has been introduced in recent sessions of Congress proposing modification or repeal of the McCarran-Ferguson Act which reaffirms the proposition that it is the responsibility of state governments to regulate the insurance industry and provides a limited exemption to the "business of insurance" from federal anti-trust laws. Whether any changes to the current statute will be made, and the effect of such changes, if any, cannot be determined. The Congress and certain state legislatures are also considering the effects of the use of sex, age, marital status, rating territories and other traditional rating criteria as a basis for rating classification; certain of such criteria no longer can be used in some states, and have been and are being challenged in the courts of other states.

Subsequent Events

On April 24, GEICO Corporation issued $100 million of 7.5% Notes due 2005. The Corporation intends to use about half of the net proceeds to repay short-term debt and the remainder would be available for investment in marketable securities and general corporate purposes, including repurchases of shares.

On May 9, the Board of Directors increased the authorization for share repurchases to 7 million shares including the 3.2 million shares remaining under the prior authorization.

Also on May 9, the Corporation announced that losses from a series of storms in Texas, Oklahoma and Louisiana may exceed $20 million for the quarter ending June 30, 1995.








                            Page 8 of 9 pages



                             GEICO CORPORATION
                        PART II.  OTHER INFORMATION





Item 5.  Other Events

           (a)  None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (1)  None.

           (b)  Reports on Form 8-K

         GEICO Corporation did not file a Report on Form 8-K during the three months ended March 31, 1995.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           GEICO Corporation

Date:  May 15, 1995                 By:

                                        Thomas M. Wells
                                        Group Vice President and
                                         Controller
                                         (Principal Accounting Officer)

Date:  May 15, 1995                 By:

                                        W. Alvon Sparks, Jr.
                                        Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)










                             Page 9 of 9 pages