Form 10-Q
period 1995-06-30
GEICO CORP
filed 1995-08-14
CIK 277795

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the Three Months Ended June 30, 1995

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

                YES   x              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       As of July 31, 1995

Common Stock, $1.00 par value                               67,719,710















                             Page 1 of 9 pages







                             FORM 10-Q - QUARTERLY REPORT
                            PART I - FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                                   GEICO CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

ASSETS
                                                     June 30,         December 31,
Investments:                                           1995              1994
  Fixed maturities available for sale, at
    market (amortized cost $3,540,774,456
    and $3,363,422,770)                           $ 3,597,830,943   $ 3,270,125,446
  Equity securities available for sale,
    at market (cost $517,904,178 and
    $556,960,522)                                     863,030,114       782,708,006
  Short-term investments                              201,322,196        50,032,937
      Total Investments                             4,662,183,253     4,102,866,389
Cash                                                   20,086,042        27,579,312
Loans receivable, net                                  11,144,853        59,448,297
Accrued investment income                              67,464,881        67,254,744
Premiums receivable                                   255,753,076       238,652,876
Reinsurance receivables                               125,906,451       127,189,085
Prepaid reinsurance premiums                           11,915,754        10,361,216
Amounts receivable from sales of securities               401,600         2,022,214
Deferred policy acquisition costs                      72,803,160        72,358,845
Federal income taxes                                   22,967,680        98,974,942
Property and equipment, at cost less accumulated
  depreciation of $124,861,429 and $113,612,108       140,126,345       141,741,242
Other assets                                           41,752,866        49,656,013

TOTAL ASSETS                                      $ 5,432,505,961   $ 4,998,105,175

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Property and casualty loss reserves               $ 1,798,906,744   $ 1,704,717,841
Loss adjustment expense reserves                      320,188,578       307,606,072
Unearned premiums                                     792,874,989       747,342,502
Life benefit reserves and policyholders' funds        106,936,809       101,297,929
Debt:
  Corporate and other                                 424,791,681       340,378,156
  Finance company                                       6,400,000        51,000,000
Amounts payable on purchases of securities             48,720,655         8,407,963
Other liabilities                                     275,584,835       291,414,052
      Total Liabilities                             3,774,404,291     3,552,164,515

SHAREHOLDERS' EQUITY
Common Stock - $1 par value, 150,000,000
  shares authorized, 71,636,509 and
  71,565,359 issued, 67,835,260 and
  68,291,463 outstanding                               71,636,509        71,565,359
Paid-in surplus                                       173,240,504       169,083,940
Unrealized appreciation of investments                266,369,062        91,166,775
Retained earnings                                   1,403,710,463     1,330,021,435
Treasury Stock, at cost (3,801,249 and 3,273,896
  shares of Common Stock)                            (193,612,618)     (167,114,614)
Unearned Employee Stock Ownership Plan shares         (63,242,250)      (48,782,235)
      Total Shareholders' Equity                    1,658,101,670     1,445,940,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 5,432,505,961   $ 4,998,105,175

See Notes to Consolidated Financial Statements

                                   Page 2 of 9 pages
                                     GEICO CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                                      Three Months                    Six Months
                                     Ended June 30,                 Ended June 30,
                                   1995           1994            1995           1994
REVENUE
Premiums                       $688,595,734   $605,255,952   $1,347,599,739 $1,192,796,685
Investment income, net of
 expenses of $2,518,140 and
 $5,056,696 in 1995 and
 $2,339,094 and $4,688,782 in
 1994                            56,439,215     49,545,844      111,738,023     97,967,339
Realized gains (losses) on
 investments                     (5,408,294)     3,981,297          201,514     10,579,537
Interest on loans receivable        693,436      2,568,935        3,095,021      5,217,547
Other revenue                     3,699,183      3,616,104        7,563,542      7,248,006

  Total Revenue                 744,019,274    664,968,132    1,470,197,839  1,313,809,114

BENEFITS AND EXPENSES

Losses and loss adjustment
 expenses                       574,597,621    478,680,139    1,105,599,005    972,172,672
Life benefits and interest
 on policyholders' funds          2,660,546      2,137,223        4,660,657      4,610,885
Policy acquisition expenses      52,853,772     50,495,931      104,284,247    100,490,567
Other operating expenses         49,438,374     55,595,186      106,497,524    111,444,569
Interest expense:
  Corporate and other             8,761,285      5,750,772       15,329,188     12,548,226
  Finance company                   311,769        733,192        1,081,898      1,392,601

  Total Benefits and Expenses   688,623,367    593,392,443    1,337,452,519  1,202,659,520

  Net income before income
   taxes                         55,395,907     71,575,689      132,745,320    111,149,594

Federal income tax expense        7,627,651     14,168,232       22,736,785     17,581,865

  Net income before cumulative
   effect of change in
   accounting principle          47,768,256     57,407,457      110,008,535     93,567,729

Cumulative effect of change in
 accounting principle for
 postemployment benefits,
 net of tax                            -              -                -        (1,051,329)

  Net Income                   $ 47,768,256   $ 57,407,457   $  110,008,535 $   92,516,400

Earnings Per Share
  Net income before cumulative
   effect of change in
   accounting principle               $ .71          $ .81            $1.62          $1.32
  Cumulative effect of change
   in accounting principle               -              -                -            (.01)

  Net Income                          $ .71          $ .81            $1.62          $1.31

Dividends Per Share                   $ .27          $ .25            $ .54          $ .50

See Notes to Consolidated Financial Statements



                                     Page 3 of 9 pages
                                     GEICO CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                          Six Months Ended June 30,
                                                            1995              1994
Operating Activities:
  Net income                                           $ 110,008,535    $   92,516,400
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting
       principle for postemployment benefits,
       net of tax                                               -            1,051,329
     Net premiums receivable                             (17,100,200)      (11,718,358)
     Deferred policy acquisition costs                      (444,315)        1,428,201
     Reinsurance receivables and prepaid reinsurance
       premiums                                             (271,904)       (5,819,694)
     Loss, life benefit and loss adjustment
       expense reserves                                  107,738,248        83,065,536
     Unearned premiums                                    45,532,487        35,914,138
     Federal income taxes                                (18,955,851)       (3,778,966)
     Realized gains                                         (201,514)      (10,579,537)
     Provision for depreciation                           12,901,109        10,546,490
     Amortization of premiums, net of accrual of
       discount, on investments                            6,382,184         9,505,660
     Other                                                (5,641,145)       25,086,246

       Net cash provided by operating activities         239,947,634       227,217,445

Investing Activities:
  Purchases of equity securities                         (90,853,264)     (108,562,050)
  Purchases of fixed maturities                         (527,669,665)     (456,468,915)
  Increase in payable on security purchases               40,312,692         9,626,757
  Sales of fixed maturities                               89,742,387        21,462,315
  Maturities and redemptions of fixed maturities         255,872,590       335,257,184
  Sales of equity securities                             132,422,380        53,958,616
  Net change in short-term investments                  (151,289,259)      (23,068,687)
  Change in receivable from security sales                 1,620,614        (8,603,704)
  Loans receivable sold or repaid                         49,420,825         6,795,833
  Proceeds from sale of subsidiary                              -            9,686,024
  Purchase of property and equipment, net                (11,286,212)      (17,153,727)
  Other                                                      345,139           279,848

       Net cash used by investing activities            (211,361,773)     (176,790,506)

Financing Activities:
  Issuance of debt                                        99,768,000              -
  Repayment of debt                                         (375,000)       (1,096,283)
  Net change in short-term borrowings                    (74,600,000)        3,200,000
  Exercise of stock options                                1,498,285           756,505
  Purchase of Common Stock (Treasury)                    (27,890,021)      (24,697,726)
  Dividends paid to shareholders                         (36,746,825)      (35,249,060)
  Other                                                    2,266,430         2,976,602

       Net cash used by financing activities             (36,079,131)      (54,109,962)

  Change in cash                                          (7,493,270)       (3,683,023)
  Cash at beginning of period                             27,579,312        18,361,546

       Cash at end of period                           $  20,086,042    $   14,678,523

See Notes to Consolidated Financial Statements




                                     Page 4 of 9 pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. The information has been prepared from the records of GEICO Corporation (the Corporation) which are subject to audit at year-end by independent public accountants. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of such results for the entire year.

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

Common Stock Repurchases

During the first six months of 1995 the Corporation repurchased a net
527,353  shares of its Common Stock for $26.1 million.   In May 1995 the
Board of Directors increased the Common Stock repurchase authorization to 7 million shares. At June 30, 1995 there were 6,920,246 shares remaining under the current repurchase authorization.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of common shares assumed outstanding of 67,442,993 and 70,486,273 for the three months ended June 30, 1995 and 1994, respectively, and 67,782,713 and 70,669,950 for the six months ended June 30, 1995 and 1994, respectively.













                             Page 5 of 9 pages


               Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

Consolidated premiums were $688,595,734 for the second quarter of 1995, up
13.8 percent from $605,255,952 in 1994. For the six months ended June 30, earned premiums were $1,347,599,739 in 1995, up 13.0 percent from $1,192,796,685 in 1994, reflecting continued growth in voluntary auto lines and modest rate increases. The number of voluntary automobile policies in force grew 8.2 percent during the twelve month period ending June 30, 1995. Total voluntary policies in force (all lines) grew 4.7% in the same time
period as homeowners policies   have declined.  Policy growth in the
standard and nonstandard auto lines was 30.3 percent as efforts have been expanded to offer a rate quote to potential customers who do not meet GEICO/GEICO General preferred-risk underwriting guidelines. These lines currently have a modest premium base, but provide an opportunity for significant growth. New business homeowner insurance sales are less in 1995 than 1994.

On April 4, 1995 GEICO announced an agreement with Aetna Fire and Casualty (Aetna) to phase out of GEICO's homeowners business over the next three years. On July 24, 1995 GEICO began offering new homeowners customers Aetna policies. The great majority of GEICO's existing homeowners customers will be offered renewal policies in Aetna as their policies begin to expire after January 1, 1996. GEICO will act as the servicing agent for these policies. The agreement with Aetna should have little impact on 1995 financial results.

Pre-tax net investment income increased 13.9 percent to $56,439,215 for the second quarter of 1995 from $49,545,844 in the second quarter of 1994. For the six months ended June 30, pre-tax net investment income was $111,738,023 in 1995, up 14.1 percent from $97,967,339 in 1994. The increase reflects additional funds from operations available for investment and higher yields on fixed income securities. After-tax net investment income for the six months increased 12.7 percent to $95.1 million from $84.4 million.

Realized losses on investments were $5,408,294 for the second quarter of 1995 compared to realized gains of $3,981,297 in the second quarter of 1994. For the six months ended June 30, realized gains on investments were $201,514 in 1995 and $10,579,537 in 1994. Realized gains are primarily from the sale of equity securities. Such gains are a result of financial market conditions and can therefore fluctuate widely from period to period.

Interest on loans receivable decreased 40.7 percent to $3,095,021 for the
six   month period ended June 30, 1995 from the comparable prior year period as Government Employees Financial Corporation (GEFCO), our finance subsidiary, continues to reduce its loans receivable. In April 1995, GEFCO sold $38 million of its remaining receivables and other assets and used the proceeds to reduce its short-term debt. At June 30, 1995 GEFCO had approximately $19 million of remaining assets.

Losses and loss adjustment expenses incurred increased 20.0 percent and 13.7 percent to $574,597,621 and $1,105,599,005 for the three and six months ended June 30, 1995 over the comparable prior year periods. Catastrophe losses in the second quarter of 1995 were approximately $35 million. The major losses were from hailstorms in Texas and flooding in New Orleans. Year-to-date catastrophe losses approximate $38 million compared to $20 million in the first six months of last year. The first quarter of 1994 was adversely impacted by severe winter weather which resulted in a significant increase in automobile claims frequency due to poor driving conditions and a high level of homeowners catastrophe freezing losses.

In response to concerns of the insurance industry and various consumer groups, the Florida Hurricane Catastrophe Fund became effective June 1, 1994. The second contract year of the Fund began June 1, 1995. In return for an annual premium, 75% of homeowners losses in excess of $29 million are covered subject to a constraint of overall money available to the Fund. The Corporation's insurance subsidiaries currently have no other catastrophe reinsurance effective in any other states.

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

                                             Three Months     Six Months
                                            Ended June 30,   Ended June 30,
                                             1995     1994    1995     1994

 Loss ratio                                  85.3%    80.2%   83.8%    82.7%
 Expense ratio                               13.1%    14.5%   13.1%    14.3%
 Underwriting ratio                          98.4%    94.7%   96.9%    97.0%


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

Policy acquisition expenses increased 3.8 percent to $104,284,247 for the first six months of 1995 compared to $100,490,567 in 1994 and reflects a reduction in the general expense ratio in 1995. Other operating expenses decreased 4.4 percent to $106,497,524 from $111,444,569. Other operating expenses for the first six months of 1995 include a negative $2.2 million of incentive compensation expense related to the underperformance of the Corporation's common stock portfolio compared to the S&P 500. This expense was $7.9 million for overperformance during the first six months of 1994.

Total interest expense for the first six months of 1995 increased to $16,411,086 from $13,940,827 in 1994. The increase reflects the April 1995 issuance of $100 million of 7.5% Notes due in 2005 and interest on short-term borrowings partially offset by the repayment of mortgage loans in the third quarter of 1994.

Net income before income taxes was $55,395,907 and $132,745,320 in the three and six months ended June 30, 1995 compared to $71,575,689 and $111,149,594 for the comparable periods in 1994. The decline in three month results reflects a decrease in underwriting gain due to catastrophe losses during the quarter and realized losses on investments. Year to date results reflect increases in both underwriting gain from insurance operations and investment income. For the first six months of 1995 income tax expense increased to $22,736,785 from $17,581,865 in 1994 reflecting the increase in pretax income.

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

Net income was $47,768,256 for the three months ended June 30, 1995, a decrease of 16.8 percent from the comparable 1994 period. Net income was $110,008,535 for the six months ended June 30, 1995, an increase of 18.9 percent over 1994 year to date results. Net income per share decreased 12.3 percent to $.71 for the three month period and increased 23.7 percent to $1.62 for the six months reflecting a decrease in the number of shares outstanding. The cumulative effect of the change in accounting principle reduced net income per share by $.01 in 1994.


                             Page 7 of 9 pages

The weighted average number of shares outstanding decreased to 67,782,713 for the six months ended June 30, 1995 compared to 70,669,950 a year ago due to Treasury Stock purchases.

The unrealized appreciation of investments, which is reflected in shareholders' equity but not in net income, increased $175.2 million to $266.4 million at June 30, 1995 compared to $91.2 million at December 31, 1994 reflecting increases in the market value of both fixed maturities and equity securities during the six months. The unrealized appreciation related to fixed maturities increased $97.7 million during the six month period as interest rates have declined resulting in unrealized appreciation of $37.1 million as of June 30, 1995. The unrealized appreciation on equity securities increased $77.5 million to $229.3 million.

Capital Structure and Liquidity

During the first six months of 1995 the Corporation repurchased a net 527,353 shares of its Common Stock for $26.1 million. On May 9, 1995 the Board of Directors increased the Common Stock repurchase authorization to 7 million shares, including the 3.2 million shares remaining under the prior authorization.

Book value per share at June 30, 1995 was $24.44 based upon shareholders' equity of $1,658,101,670 and 67,835,260 outstanding shares of Common Stock compared to $21.17 at December 31, 1994 based upon shareholders' equity of $1,445,940,660 and 68,291,463 outstanding shares. The increase reflects the unrealized appreciation of investments during the year partially offset by repurchases of shares at a cost in excess of book value per share and an increase in unearned ESOP shares purchased with $15 million of additional ESOP debt.

Cash flow from operations during the first six months of 1995 was $239.9 million compared to $227.2 million for the first six months of 1994. Investing activities include the receipt of $49.4 million from the sale and collection of GEFCO's loans receivable, and financing activities include the repayment of $44.6 million of GEFCO's short-term borrowings with the proceeds. On April 24, GEICO Corporation issued $100 million of 7.5% Notes due 2005. The Corporation used about half of the net proceeds to repay short-term debt and the remainder was available for investment in marketable securities and general corporate purposes, including repurchases of shares. Investing activities in the first six months of 1994 included a net $9.7 million received from the sale of Southern Heritage Insurance Company, which was sold effective December 31, 1993.

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



                             GEICO CORPORATION
                        PART II.  OTHER INFORMATION





Item 5.  Other Events

           (a)  None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (1)  None.

           (b)  Reports on Form 8-K

         GEICO Corporation did not file a Report on Form 8-K during the three months ended June 30, 1995.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           GEICO Corporation

Date:  August 14, 1995                  By:

                                            Thomas M. Wells
                                            Group Vice President and
                                            Controller
                                            (Principal Accounting Officer)

Date:  August 14, 1995                   By:

                                            W. Alvon Sparks, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



















                             Page 9 of 9 pages