Form 10-Q
period 1995-09-30
GEICO CORP
filed 1995-11-14
CIK 277795

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the Three Months Ended September 30, 1995

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

                YES   x              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       As of October 31,
1995

Common Stock, $1.00 par value                               67,528,833















                           Page 1 of 10 pages






                             FORM 10-Q - QUARTERLY REPORT
                            PART I - FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                                   GEICO CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
ASSETS
                                                   September 30,      December 31,
Investments:                                           1995              1994
  Fixed maturities available for sale, at
    market (amortized cost $3,671,852,700
    and $3,363,422,770)                           $ 3,742,269,035   $ 3,270,125,446
  Equity securities available for sale,
    at market (cost $510,519,982 and
    $556,960,522)                                     914,976,582       782,708,006
  Short-term investments                              191,892,351        50,032,937
      Total Investments                             4,849,137,968     4,102,866,389
Cash                                                   19,439,006        27,579,312
Loans receivable, net                                  12,018,642        59,448,297
Accrued investment income                              60,394,105        67,254,744
Premiums receivable                                   276,522,601       238,652,876
Reinsurance receivables                               124,121,844       127,189,085
Prepaid reinsurance premiums                           10,373,592        10,361,216
Amounts receivable from sales of securities                51,164         2,022,214
Deferred policy acquisition costs                      72,753,722        72,358,845
Federal income taxes                                         -           98,974,942
Property and equipment, at cost less accumulated
  depreciation of $120,191,092 and $113,612,108       138,480,306       141,741,242
Other assets                                           31,123,997        49,656,013

TOTAL ASSETS                                      $ 5,594,416,947   $ 4,998,105,175

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Property and casualty loss reserves               $ 1,840,803,350   $ 1,704,717,841
Loss adjustment expense reserves                      331,794,593       307,606,072
Unearned premiums                                     817,341,550       747,342,502
Life benefit reserves and policyholders' funds        108,931,081       101,297,929
Debt:
  Corporate and other                                 424,430,327       340,378,156
  Finance company                                       8,800,000        51,000,000
Amounts payable on purchases of securities             16,153,639         8,407,963
Federal income taxes                                   19,818,504              -
Other liabilities                                     287,478,976       291,414,052
      Total Liabilities                             3,855,552,020     3,552,164,515

SHAREHOLDERS' EQUITY
Common Stock - $1 par value, 150,000,000
  shares authorized, 71,668,009 and
  71,565,359 issued, 67,522,133 and
  68,291,463 outstanding                               71,668,009        71,565,359
Paid-in surplus                                       174,943,908       169,083,940
Unrealized appreciation of investments                313,617,900        91,166,775
Retained earnings                                   1,454,447,741     1,330,021,435
Treasury Stock, at cost (4,145,876 and 3,273,896
  shares of Common Stock)                            (212,815,323)     (167,114,614)
Unearned Employee Stock Ownership Plan shares         (62,997,308)      (48,782,235)
      Total Shareholders' Equity                    1,738,864,927     1,445,940,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 5,594,416,947   $ 4,998,105,175

See Notes to Consolidated Financial Statements

                                  Page 2 of 10 pages

                                     GEICO CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                      Three Months                   Nine Months
                                   Ended September 30,            Ended September 30,
                                   1995           1994            1995           1994
REVENUE
Premiums                       $710,318,813   $629,596,043   $2,057,918,552 $1,822,392,728
Investment income, net of
 expenses of $2,714,116 and
 $7,770,812 in 1995 and
 $2,437,335 and $7,126,117 in
 1994                            56,413,976     50,099,114      168,151,999    148,066,453
Realized gains on investments     4,092,407      1,758,198        4,293,921     12,337,735
Interest on loans receivable        262,728      2,556,992        3,357,749      7,774,539
Other revenue                     3,379,795      3,719,628       10,943,337     10,967,634

  Total Revenue                 774,467,719    687,729,975    2,244,665,558  2,001,539,089

BENEFITS AND EXPENSES

Losses and loss adjustment
 expenses                       555,951,623    498,736,782    1,661,550,628  1,470,909,454
Life benefits and interest
 on policyholders' funds          2,314,999      1,957,609        6,975,656      6,568,494
Policy acquisition expenses      53,720,032     48,125,677      158,004,279    148,616,244
Other operating expenses         63,447,574     59,726,744      169,945,098    171,171,313
Interest expense:
  Corporate and other             9,471,564      5,788,632       24,800,752     18,336,858
  Finance company                   111,274        801,235        1,193,172      2,193,836

  Total Benefits and Expenses   685,017,066    615,136,679    2,022,469,585  1,817,796,199

  Net income before income
   taxes                         89,450,653     72,593,296      222,195,973    183,742,890

Federal income tax expense       20,764,709     13,937,979       43,501,494     31,519,844

  Net income before cumulative
   effect of change in
   accounting principle          68,685,944     58,655,317      178,694,479    152,223,046

Cumulative effect of change in
 accounting principle for
 postemployment benefits,
 net of tax                            -              -                -        (1,051,329)

  Net Income                   $ 68,685,944   $ 58,655,317   $  178,694,479 $  151,171,717

Earnings Per Share
  Net income before cumulative
   effect of change in
   accounting principle               $1.02          $ .84            $2.64          $2.16
  Cumulative effect of change
   in accounting principle               -              -                -            (.01)

  Net Income                          $1.02          $ .84            $2.64          $2.15

Dividends Per Share                   $ .27          $ .25            $ .81          $ .75

See Notes to Consolidated Financial Statements



                                    Page 3 of 10 pages

                                     GEICO CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                       Nine Months Ended September 30,
                                                            1995              1994
Operating Activities:
  Net income                                           $ 178,694,479    $  151,171,717
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting
       principle for postemployment benefits,
       net of tax                                               -            1,051,329
     Net premiums receivable                             (37,869,725)      (29,848,902)
     Deferred policy acquisition costs                      (394,877)          987,156
     Reinsurance receivables and prepaid reinsurance
       premiums                                            3,054,865        (2,357,068)
     Loss, life benefit and loss adjustment
       expense reserves                                  161,995,841       110,942,212
     Unearned premiums                                    69,999,048        68,958,043
     Federal income taxes                                 (1,291,631)       (6,990,987)
     Realized gains                                       (4,293,921)      (12,337,735)
     Provision for depreciation                           19,650,165        16,592,523
     Amortization of premiums, net of accrual of
       discount, on investments                           10,080,268        14,261,275
     Other                                                16,511,370        51,378,406

       Net cash provided by operating activities         416,135,882       363,807,969

Investing Activities:
  Purchases of equity securities                        (111,005,251)     (123,783,877)
  Purchases of fixed maturities                         (816,879,022)     (680,517,477)
  Increase in payable on security purchases                7,745,676        11,947,773
  Sales of fixed maturities                               99,810,709        41,859,754
  Maturities and redemptions of fixed maturities         410,587,315       425,057,290
  Sales of equity securities                             163,349,198       153,591,241
  Net change in short-term investments                  (141,859,414)      (54,812,177)
  Change in receivable from security sales                 1,971,050        (3,084,647)
  Loans receivable sold or repaid                         49,973,208         9,957,516
  Proceeds from sale of subsidiary                              -            9,686,024
  Purchase of property and equipment, net                (18,422,434)      (22,084,108)
  Other                                                      368,975          (229,601)

       Net cash used by investing activities            (354,359,990)     (232,412,289)

Financing Activities:
  Issuance of debt                                        99,768,000              -
  Repayment of debt                                         (750,000)      (36,038,469)
  Net change in short-term borrowings                    (72,200,000)       (1,700,000)
  Exercise of stock options                                2,692,028           916,253
  Purchase of Common Stock (Treasury)                    (47,092,727)      (43,467,911)
  Dividends paid to shareholders                         (54,972,374)      (52,772,319)
  Other                                                    2,638,875         5,653,293

       Net cash used by financing activities             (69,916,198)     (127,409,153)

  Change in cash                                          (8,140,306)        3,986,527
  Cash at beginning of period                             27,579,312        18,361,546

       Cash at end of period                           $  19,439,006    $   22,348,073

See Notes to Consolidated Financial Statements




                                    Page 4 of 10 pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
However, in the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. The information has been prepared from the records of GEICO Corporation (the Corporation) which are subject to audit at year-end by independent public accountants. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of such results for the entire year.

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

Common Stock Repurchases

During the first nine months of 1995 the Corporation repurchased a net 871,980 shares of its Common Stock for $45.3 million. At September 30, 1995 there were 6,575,619 shares remaining under the current repurchase authorization. However, pursuant to the terms of the merger agreement with Berkshire Hathaway dated August 25, 1995, the Corporation shall not repurchase any of its Common Stock.

Earnings Per Share

The computation of earnings per share is based on the weighted average number of common shares assumed outstanding of 67,310,889 and 70,106,963 for the three months ended September 30, 1995 and 1994, respectively, and 67,706,322 and 70,486,722 for the nine months ended September 30, 1995 and 1994, respectively.

Merger Agreement

On August 25, 1995 the Board of Directors of GEICO Corporation approved a merger agreement under which Berkshire Hathaway Inc. would acquire the remaining shares of GEICO Corporation at $70 per share. The merger is subject to approval of state insurance regulators and the approval of the holders of 80% of GEICO Corporation's stock. Since Berkshire Hathaway owns about 51% of GEICO Corporation's outstanding shares, approximately 59% of the shares not owned by Berkshire Hathaway must also vote in favor of the merger for it to be approved. The Corporation anticipates that the closing of the merger will occur in early January, 1996.

                           Page 5 of 10 pages


              Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations

Results of Operations

Consolidated premiums were $710,318,813 for the third quarter of 1995, up
12.8 percent from $629,596,043 in 1994. For the nine months ended September 30, earned premiums were $2,057,918,552 in 1995, up 12.9 percent from $1,822,392,728 in 1994, reflecting continued growth in voluntary auto lines and modest rate increases. The number of voluntary automobile policies in force grew 7.9 percent during the twelve month period ending September 30, 1995. Total voluntary policies in force (all lines) grew 4.3 percent in the same time period as homeowners policies have declined. Policy growth in the standard and nonstandard auto lines was 27.9 percent as efforts have been expanded to offer a rate quote to potential customers who do not meet GEICO/GEICO General preferred-risk underwriting guidelines. These lines currently have a modest premium base, but provide an opportunity for significant growth. New business homeowner insurance sales are less in 1995 than 1994.

On April 4, 1995 GEICO announced an agreement with Aetna Life and Casualty (Aetna) to phase out of GEICO's homeowners business over the next three years. On July 24, 1995 GEICO began offering new homeowners customers Aetna policies. The great majority of GEICO's existing homeowners customers will be offered renewal policies in Aetna as their policies begin to expire after January 1, 1996. GEICO will act as the servicing agent for these policies. The agreement with Aetna should have little impact on 1995 financial results.

Pre-tax net investment income increased 12.6 percent to $56,413,976 for the third quarter of 1995 from $50,099,114 in the third quarter of 1994. For the nine months ended September 30, pre-tax net investment income was $168,151,999 in 1995, up 13.6 percent from $148,066,453 in 1994. The increase reflects additional funds from operations available for investment. After-tax net investment income for the nine months increased
12.3 percent to $143.1 million from $127.4 million.

Realized gains on investments were $4,092,407 for the third quarter of 1995 compared to realized gains of $1,758,198 in the third quarter of 1994. For the nine months ended September 30, realized gains on investments were $4,293,921 in 1995 and $12,337,735 in 1994. Realized gains are primarily from the sale of equity securities. Such gains are a result of financial market conditions and can therefore fluctuate widely from period to period.

Interest on loans receivable decreased 56.8 percent to $3,357,749 for the nine month period ended September 30, 1995 from the comparable prior year period as Government Employees Financial Corporation (GEFCO), our finance subsidiary, has reduced its loans receivable. In April 1995, GEFCO sold $38 million of its remaining receivables and other assets and used the proceeds to reduce its short-term debt. At September 30, 1995 GEFCO had approximately $21 million of remaining assets.

Losses and loss adjustment expenses incurred increased 11.5 percent and
13.0 percent to $555,951,623 and $1,661,550,628 for the three and nine months ended September 30, 1995 over the comparable prior year periods. Catastrophe losses in the third quarter of 1995 and 1994 were approximately $4 million in each quarter. Year-to-date catastrophe losses approximate $41 million compared to $24 million in the first nine months of last year. The major losses in 1995 were from second quarter hailstorms in Texas and flooding in New Orleans. The first quarter of 1994 was adversely impacted by severe winter weather which resulted in a significant increase in automobile claims frequency due to poor driving conditions and a high level of homeowners catastrophe freezing losses.

In response to concerns of the insurance industry and various consumer groups, the Florida Hurricane Catastrophe Fund became effective June 1, 1994. The second contract year of the Fund began June 1, 1995. In return for an annual premium, 75% of homeowners losses in excess of $29 million per occurrence are covered subject to a constraint of overall money available to the Fund. The Corporation's insurance subsidiaries currently have no other catastrophe reinsurance effective in any other states.

                           Page 6 of 10 pages


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

                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                                1995        1994      1995        1994

 Loss ratio                     79.6%       80.7%     82.3%       82.0%
 Expense ratio                  13.4%       14.3%     13.2%       14.3%
 Underwriting ratio             93.0%       95.0%     95.5%       96.3%


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

Policy acquisition expenses increased 6.3 percent to $158,004,279 for the first nine months of 1995 compared to $148,616,244 in 1994 and reflects a reduction in the general expense ratio in 1995. Other operating expenses decreased .7 percent to $169,945,098 from $171,171,313. Other operating expenses for the first nine months of 1995 include a negative $2.7 million of incentive compensation expense related to the underperformance of the Corporation's common stock portfolio compared to the S&P 500. This expense was $8.7 million for overperformance during the first nine months of 1994.

Total interest expense for the first nine months of 1995 increased to $25,993,924 from $20,530,694 in 1994. The increase reflects the April 1995 issuance of $100 million of 7.5% Notes due in 2005, interest on deferred compensation which is linked to changes in the Corporation's stock price, and interest on short-term borrowings partially offset by the repayment of mortgage loans in the third quarter of 1994.

Net income before income taxes was $89,450,653 and $222,195,973 in the three and nine months ended September 30, 1995 compared to $72,593,296 and $183,742,890 for the comparable periods in 1994. These three and nine month results reflect increases in both underwriting gain from insurance operations and investment income. For the first nine months of 1995 income tax expense increased to $43,501,494 from $31,519,844 in 1994 reflecting the increase in pretax income.

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

Net income was $68,685,944 for the three months ended September 30, 1995, an increase of 17.1 percent from the comparable 1994 period. Net income was $178,694,479 for the nine months ended September 30, 1995, an increase of 18.2 percent over 1994 year to date results. Net income per share increased 21.4 percent to $1.02 for the three month period and increased
22.8 percent to $2.64 for the nine months reflecting a decrease in the number of shares outstanding. The cumulative effect of the change in accounting principle reduced net income per share by $.01 in 1994.


                           Page 7 of 10 pages


The weighted average number of shares outstanding decreased to 67,706,322 for the nine months ended September 30, 1995 compared to 70,486,722 a year ago due to Treasury Stock purchases.

The unrealized appreciation of investments, which is reflected in shareholders' equity but not in net income, increased $222.5 million to $313.6 million at September 30, 1995 compared to $91.2 million at December 31, 1994 reflecting increases in the market value of both fixed maturities and equity securities during the nine months. The unrealized appreciation related to fixed maturities increased $106.4 million during the nine month period as interest rates have declined resulting in unrealized appreciation of $45.8 million as of September 30, 1995. The unrealized appreciation on equity securities increased $116.1 million to $267.8 million.

Capital Structure and Liquidity

During the first nine months of 1995 the Corporation repurchased a net 871,980 shares of its Common Stock for $45.3 million. On May 9, 1995 the Board of Directors increased the Common Stock repurchase authorization to 7 million shares, including the 3.2 million shares remaining under the prior authorization. However, pursuant to the terms of the merger agreement with Berkshire Hathaway dated August 25, 1995, the Corporation shall not repurchase any shares of its Common Stock.

Book value per share at September 30, 1995 was $25.75 based upon shareholders' equity of $1,738,864,927 and 67,522,133 outstanding shares of Common Stock compared to $21.17 at December 31, 1994 based upon shareholders' equity of $1,445,940,660 and 68,291,463 outstanding shares. The increase reflects the unrealized appreciation of investments during the year partially offset by repurchases of shares at a cost in excess of book value per share and an increase in unearned ESOP shares purchased with $15 million of additional ESOP debt.

Cash flow from operations during the first nine months of 1995 was $416.1 million compared to $363.8 million for the first nine months of 1994. Investing activities include the receipt of $50.0 million from the sale and collection of GEFCO's loans receivable, and financing activities include the repayment of $42.2 million of GEFCO's short-term borrowings with the proceeds. On April 24, GEICO Corporation issued $100 million of 7.5% Notes due 2005. The Corporation used about half of the net proceeds to repay short-term debt and the remainder was available for investment in marketable securities and general corporate purposes, including repurchases of shares. Investing activities in the first nine months of 1994 included a net $9.7 million received from the sale of Southern Heritage Insurance Company, which was sold effective December 31, 1993. Financing activities in the first nine months of 1994 included the prepayment of $34.6 million of collateralized debt of the Corporation's real estate subsidiaries in the third quarter.

Merger Agreement

On August 25, 1995 the Board of Directors of GEICO Corporation approved a merger agreement under which Berkshire Hathaway Inc. would acquire all of the GEICO Corporation shares that it does not own at $70 per share. The merger is subject to approval of state insurance regulators and the approval of the holders of 80% of GEICO Corporation's stock. Since Berkshire Hathaway owns about 51% of GEICO Corporation's outstanding shares, approximately 59% of the shares not owned by Berkshire Hathaway must also vote in favor of the merger for it to be approved. The Corporation anticipates that the closing of the merger will occur in early January, 1996.









                           Page 8 of 10 pages









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







































                           Page 9 of 10 pages

                            GEICO CORPORATION
                       PART II.  OTHER INFORMATION





Item 5.  Other Events

           (a)  None.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (1)  None.

           (b)  Reports on Form 8-K

         GEICO Corporation filed a Report on Form 8-K on August 25, 1995 pursuant to Item 5 thereof.

                                SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           GEICO
Corporation

Date:  November 14, 1995               By:


                                            Thomas M. Wells
                                            Group Vice President and
                                             Controller
                                            (Principal Accounting Officer)

Date:  November 14, 1995                By:


                                            W. Alvon Sparks, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



















                           Page 10 of 10 pages