Form 10-K
period 1995-12-31
GEICO CORP
filed 1996-03-25
CIK 277795

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C. 20549

                         Form 10-K

   Annual Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 1995

                Commission File No. 1-8012

                     GEICO CORPORATION


            Delaware                      52-1135801
(Jurisdiction of Incorporation)  (IRS Employer Identification No.)

       One GEICO Plaza, Washington, D. C. 20076-0001

Registrant's telephone number:                      (301) 986-2500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

THIS REPORT IS PREPARED IN RELIANCE ON GENERAL INSTRUCTION J TO
FORM 10-K

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES                 NO  X*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the  registrant as of March 20, 1996.................... $-0- *

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             As of March 20, 1996


Common Stock, $1.00 par value                 67,534,733 Shares

     *Effective January 2, 1996 pursuant to the terms of the Agreement and Plan of Merger dated as of August 25, 1995 by and among Berkshire Hathaway Inc. ("Berkshire"), HPKF Inc. (an indirect subsidiary of Berkshire created exclusively for the purpose of this transaction), and GEICO Corporation (the "Agreement"), HPKF Inc. was merged with and into GEICO Corporation and all outstanding shares of GEICO Corporation common stock, $1.00 par value per share not previously owned directly or indirectly by Berkshire were purchased by a wholly-owned subsidiary of Berkshire for $70.00 per share in cash.
PAGE

Page 2
                     GEICO Corporation
                  Form 10-K Annual Report

                          PART I


     Item 1.    Business (GEICO Corporation and Subsidiaries).


           GEICO Corporation (the "Corporation") was organized as a Delaware corporation in 1978. In 1979 the Corporation became the parent of Government Employees Insurance Company ("GEICO"), its principal subsidiary, and is also the parent corporation of various additional subsidiaries (collectively, the GEICO Companies).

           GEICO was founded in 1936 and has been continuously engaged in the insurance business. GEICO is a multiple line property and casualty insurer, the principal business of which is writing private passenger automobile insurance primarily for preferred-risk government employees and military personnel. To a lesser extent it also writes homeowners insurance, fire and boat owners insurance (businesses that GEICO plans to have exited in three years), and personal umbrella liability insurance for all qualified applicants. GEICO General Insurance Company ("GEICO General") is a subsidiary of GEICO which, in 1987, began writing private passenger automobile insurance for preferred-risk drivers not associated with the government or the military. GEICO Indemnity Company ("GI"), a subsidiary of the Corporation, writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty Company, ("GEICO Casualty") a subsidiary of GI, writes nonstandard-risk private passenger automobile insurance. These insurance companies market their policies primarily through direct response methods. Criterion Life Insurance Company ("Criterion Life") was formed by GEICO in 1991 to offer structured settlement single premium annuities to claimants of its property/casualty company affiliates. Currently, GEICO, GEICO General, GI and GEICO Casualty have a Standard & Poor's claims paying ability rating of AAA (Superior); they and Criterion Life also have an A. M. Best rating of A++ (Superior).

           Other active subsidiaries of the Corporation and GEICO involved in the sale of insurance and insurance related products include: International Insurance Underwriters, Inc., which provides various insurance services to military personnel as they are transferred overseas or back to the United States; The Top Five Club, Inc., which offers travel-related benefits to military personnel in the top five military enlisted pay grades; GEICO Financial Services, GmbH, which sells automobile policies to American military personnel through offices in Germany and through agents in England, Germany, Italy, Portugal and Turkey; Insurance Counselors, Inc., Insurance Counselors of Texas, Inc. and Insurance Counselors of Kentucky, Inc., formed primarily to facilitate the marketing of insurance products; and Safe Driver Motor Club, Inc., which offers motor services to customers of subsidiaries of GEICO and sponsors of motor clubs.

           The Corporation formerly offered financial services through its subsidiary, Government Employees Financial Corporation ("GEFCO"), which directly or through one or more of its own subsidiaries, is in the business of consumer and business lending and loan servicing. The Corporation is in the process of winding down the business of GEFCO.

           Other subsidiaries of the Corporation include Plaza
Resources Company, which is engaged in various investment ventures, Maryland Ventures, Inc., a real estate/property company, and several other companies which serve various corporate purposes.

           Resolute Reinsurance Company ("Resolute"), a subsidiary of Resolute Group, Inc., in turn a subsidiary of the Corporation, wrote property and casualty reinsurance in the domestic and international markets until late 1987 when it suspended writing new and renewal reinsurance. Resolute is in the process of running off its claims obligations. Effective December 31, 1993, the Corporation sold Merastar Insurance Company and Southern Heritage Insurance Company, two small property casualty insurance companies which had been purchased in 1991.

           Seasonal variations in the business of the Corporation historically are not material. However, extraordinary weather conditions or other factors may have an impact on the frequency or severity of automobile or homeowners claims. Weather related catastrophes, such as Hurricane Andrew in 1992, can severely affect the Corporation's financial results. See management's narrative analysis of the results of operations at Item 7 for more information concerning the effect of such catastrophes on financial results.

           Periodically, various groups propose actions which may affect the insurance regulatory environment. In the past such proposals have included modification or repeal of the McCarran-Ferguson Act, integration of the medical portion of automobile insurance into the general health care insurance system, and similar initiatives historically intended to affect insurance premium rates generally without addressing the underlying factors upon which those rates are based.

           The insurance industry is highly competitive. GEICO currently competes most directly with other companies, including mutual companies (which historically write approximately one-third of all property-casualty insurance in the United States), that concentrate on preferred risk private passenger automobile insurance and, to a lesser extent, for standard and nonstandard
risks.   Because personal lines property and casualty insurance is
so stringently regulated by each state in which the Companies do business, it is difficult for companies to differentiate their products. Additionally, some companies exacerbate price competition by selling their products at inadequate rates for a period of time, because long delays in reporting and settling certain claims result in underestimating ultimate loss costs, or the products are sold in anticipation of profits from their investment portfolios. Consequently, GEICO's business is very sensitive both to the price of its product and the perceived level of customer service it provides. Competition for preferred risks, which is substantial, tends to focus on issues of price and service, while price is a more significant factor to other risks. The GEICO Companies place great emphasis on customer satisfaction and write their auto business predominantly with six-month policies, allowing them to manage rate changes more effectively. GEICO also believes its reputation is a material asset and protects its name and other service marks through appropriate registrations.

           As of December 31, 1995 the Corporation and its subsidiaries had 7,561 full-time employees and 717 part-time employees. A number of benefits are provided or made available for most full-time employees.

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

           GEICO also maintains and continually upgrades sophisticated electronic data processing equipment and software and telecommunications facilities to enable it to process applications and claims efficiently.
PAGE

     Item 3.    Legal Proceedings.

           There are no material legal proceedings to which the Corporation is a party or of which the property of the Corporation is the subject.

     Item 4.    Submission of Matters to a Vote of Security
                Holders.

           Omitted in reliance on General Instruction J(2)(c) to Form 10-K.


                          PART II

     Item 5.    Market for the Registrant's Common Equity and
                Related Stockholder Matters.

           The following table shows the quarterly high and low prices for the Common Stock, as published in the tabulation of New York Stock Exchange Composite Transactions. The table shows dividends paid to shareholders of record in each quarter of 1995 and 1994.
                                              Dividends
           1995           High      Low       Paid

           Fourth quarter 70        68 1/4    $ .27
           Third quarter  68 7/8    54 1/2      .27
           Second quarter 59 3/8    49 1/2      .27
           First quarter  51 1/8    47 5/8      .27

                                              Dividends
           1994           High      Low       Paid

           Fourth quarter 51 1/4    49        $ .25
           Third quarter  51 1/2    47 5/8      .25
           Second quarter 57 5/8    49 5/8      .25
           First quarter  57 1/2    51 1/8      .25

           Effective January 2, 1996, all of the Company's Common Stock is owned directly or indirectly by Berkshire Hathaway Inc. The Common Stock was delisted and deregistered from the New York Stock Exchange and the Pacific Stock Exchange effective February 5, 1996.

     Item 6.    Selected Financial Data.

           Omitted in reliance on General Instruction J(2)(a) to Form 10-K.

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

           Omitted in reliance on General Instruction J(2)(a) to Form 10-K; replaced by management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

MERGER WITH BERKSHIRE HATHAWAY INC.

Effective January 2, 1996, the Corporation completed a merger with Berkshire Hathaway Inc. (Berkshire) and became a wholly-owned indirect subsidiary of Berkshire. The merger was approved by the Maryland Insurance Administration and the New York Insurance Department and by the Shareholders of the Corporation at a Special Meeting held on December 20, 1995. Berkshire, which owned approximately 51% of the outstanding voting Common Stock of the Corporation before the merger, paid all remaining holders of the Corporation's Common Stock $70 per share in cash in a taxable transaction. Pursuant to the Merger Agreement, the Corporation's Treasury Stock was retired, participants of the Stock Option Plans were entitled to receive the excess of $70 over the per share exercise price for each option held, and the Employee Stock

Ownership Plan was terminated. These transactions will be recorded immediately prior to the merger in 1996. As a result of the merger, the Corporation is entitled to omit certain information from this Form 10-K pursuant to General Instruction J to Form 10-K and provides the following discussion pursuant to paragraph (2)(a) thereof.

RESULTS OF OPERATIONS

REVENUE

Premiums -- Consolidated premiums earned in 1995 were $2,787.0 million, up 12.5% from a year ago when premiums were $2,476.3 million. Premium growth reflects an increase of 3.1% in total policies in force in 1995 and modest average rate changes.

Voluntary auto policies-in-force increased 7.6% during 1995. Policy growth in the standard and nonstandard auto lines was 26.5% as efforts have been expanded to offer a rate quote to potential customers who do not meet GEICO preferred-risk underwriting guidelines. Voluntary auto new business sales in 1995 increased 16.5%. Preferred-risk voluntary automobile rates increased 5.3%. Renewal persistency in the preferred-risk auto lines exceeded 92%.

Residual market (involuntarily written assigned-risk business) policy counts decreased 21.5% during 1995. The business continues to remain unprofitable due to the inadequate rates dictated by the regulators. The premium rates for involuntarily written business in GEICO increased an average of 11.3% during 1995.

On April 4, 1995 GEICO announced an agreement with Aetna Life and Casualty (Aetna) to phase out of GEICO's homeowners business over the next three years. On July 24, 1995 GEICO began offering new homeowner customers Aetna policies. The great majority of GEICO's existing homeowner customers will be offered renewal policies in Aetna as their policies begin to expire after January 1, 1996. GEICO will act as the servicing agent for these policies. The agreement with Aetna had little impact on 1995 financial results. Homeowners policy counts declined 9.5% in 1995 reflecting reductions in new business and a reunderwriting and inspection program for properties in coastal areas exposed to catastrophic losses. Homeowner rates increased 2.3% in 1995 as the Company has tried to more accurately reflect catastrophe loss exposure in its rates.

Life insurance premiums from the sale of structured settlement annuities with life contingencies by Criterion Life were $2.4 million in 1995 compared to $2.9 million in 1994. Structured settlement sales without life contingencies, which are accounted for as investment contracts, totaled $14.7 million in 1995 and $16.2 million in 1994.

Net Investment Income -- Consolidated pretax net investment income increased 12.4% in 1995 to $226.8 million reflecting additional funds from operations available for investment. Aftertax net investment income in 1995 increased 11.2% to $192.5 million.

Realized Gains on Investments -- Pretax net realized gains were $21.6 million in 1995. Realized gains are primarily from the sale of equity securities. Such gains are a result of financial market conditions and can, therefore, fluctuate widely from period to period. The components of realized and unrealized gains and losses on investments are detailed in Note E to the financial statements.

Interest on Loans Receivable -- Interest on loans receivable decreased 64.2% in 1995 to $3.7 million as Government Employees Financial Corporation (GEFCO), our finance subsidiary, continues to reduce its loans receivable. In April 1995, GEFCO sold $38 million of its remaining receivables and other assets and used the proceeds to reduce its short-term debt.

Other Revenue -- Other revenue was $14.9 million in 1995 compared to $14.7 million in 1994. Other revenue consists primarily of oil and gas revenue, commissions, and motor club dues.

BENEFITS AND EXPENSES

Losses and loss adjustment expenses incurred increased 12.4% to $2,244.4 million in 1995. The statutory loss ratio for property and casualty insurance, which measures the portion of premiums earned paid or reserved for losses and related claims handling expenses, was 82.3% in 1995 compared to 82.1% a year ago.

Incurred losses from 1995 catastrophe events totaled approximately $51 million up from $31 million last year. Catastrophe losses added 1.9 points to the loss ratio in 1995 and 1.3 points in 1994.

Adjusting for the unusually severe winter weather during 1994's first quarter, auto claims frequency (that is, the number of claims in a given period relative to the car count) for property damage accidents was up 2 to 3% when compared with 1994, while bodily injury and uninsured motorists claim frequency was up about 2% for the year. The average auto claims severity (the average amount paid per claim) for all coverages was up approximately 4% over 1994, including about 7 to 8% for auto damage coverages and relatively flat bodily injury severity.

Life benefits and interest on policyholders' funds were $9.8 million in 1995 compared to $8.6 million in 1994 reflecting growth in structured settlement annuity business.

Policy acquisition expenses increased 6.5% in 1995 to $213.1 million. The increase reflects the growth in business partially offset by the effect of reducing the general expense ratio to 13.6% from 14.3% in 1994.

Other operating expenses were $244.1 million. Other operating expenses increased 5.2% in 1995 due in part to merger related expenses, primarily legal and consulting fees, of $5.6 million. Other operating expenses include $.6 million of incentive compensation expense in 1995 and $8.5 million in 1994 related to the overperformance of the Corporation's common stock portfolio compared to the S&P 500. Other operating expenses in 1994 also include $8.3 million to write down GEFCO's assets to estimated realizable values, and accrue expenses related to settlements and winding down GEFCO's operations.

The consolidated statutory underwriting ratio was 95.9% in 1995 compared to 96.4% in 1994 reflecting improved underwriting results.

Interest expense increased to $34.4 million in 1995 reflecting the issuance of $100 million of 7.5% Notes in April 1995. Interest expense also includes interest on deferred compensation which is linked to changes in the Corporation's stock price for those individuals who choose that option. Such interest expense was $4.2 million in 1995 and negative in 1994 when the stock price declined.

INCOME TAXES

Federal income taxes were $60.7 million in 1995 compared to $42.4 million in 1994. The increase reflects a larger underwriting gain from insurance operations and higher investment income.

The Corporation has not established a valuation allowance for its deferred tax assets because it believes it is "more likely than not" that all such amounts will be fully realized based upon the Corporation's past history of profitability and anticipated future earnings. The Corporation's level of taxable income during the last three years has resulted in cumulative current tax expense totaling approximately $242.3 million.

The Tax Reform Act of 1986 included provisions to increase significantly property and casualty insurance companies' current taxes payable by accelerating the reporting of taxable income and prorating investment income to tax indirectly 15% of the tax-exempt interest and the amount of dividends received deduction on securities purchased after August 7, 1986. The provisions, which accelerate taxable income, include discounting reserves for tax purposes, disallowing 20% of the increase in unearned premiums as a tax deduction, and reporting 20% of the reserve for unearned premiums at December 31, 1986 as taxable income ratably over six years beginning in 1987. The increase in current taxes resulting from these temporary differences, whereby income is reported sooner for tax purposes than for financial statement purposes, is offset by a deferred tax benefit with no impact on the total tax provision for financial statement purposes. Current tax expense on net income was $75.7 million in 1995 and $58.1 million in 1994 reflecting these provisions.

CHANGES IN ACCOUNTING PRINCIPLES

In the first quarter of 1994 the Corporation adopted Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans" which requires employers to recognize compensation cost based on the fair value of the ESOP shares as of the date the shares are committed to be released, beginning with shares acquired after December 31, 1992. This statement was adopted effective January 1, 1994 on a prospective basis. Accordingly, the Corporation's income statement will reflect a charge or benefit to earnings for the appreciation or depreciation on shares purchased by the ESOP after 1992 when such shares are released for allocation to participant accounts.

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

NET INCOME

Net income totaled $247.6 million ($3.66 per share) compared to $207.8 million ($2.97 per share) in 1994. The cumulative effect of changes in accounting principles reduced net income per share by $.01 in 1994. The weighted average shares outstanding were 67,593,419 in 1995 compared to 69,992,442 in 1994.

Net unrealized appreciation of investments, which is reflected in shareholders' equity but not in net income, increased $298.6 million, net of deferred taxes, in 1995 to $389.7 million at December 31, 1995. The unrealized appreciation on fixed maturities was $135.0 million during 1995 resulting in unrealized appreciation of $74.3 million as of December 31, 1995 due to a significant decrease in interest rates during the year. The unrealized appreciation on equity securities increased $163.6 million during 1995 to $315.4 million. In 1994 the unrealized appreciation on investments decreased $101.1 million due to $142.5 million of unrealized depreciation on fixed maturities due to a significant increase in interest rates partially offset by $41.4 million of unrealized appreciation on equity securities.

The common stock portfolio, adjusted for purchases and sales, had a total aftertax gain (including unrealized gains and losses) of 24.9% in 1995 compared to 9.1% in 1994.

Page 8
     Item 8.    Financial Statements and Supplementary Data.


             REPORT OF INDEPENDENT ACCOUNTANTS






Board of Directors
GEICO Corporation

We have audited the accompanying consolidated balance sheets of GEICO Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GEICO Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Corporation changed its methods of accounting for postemployment benefits in 1994 and for income taxes, postretirement benefits other than pensions, and investments in debt securities in 1993 to conform with recent pronouncements of the Financial Accounting Standards Board.







                                            COOPERS & LYBRAND L.L.P.



Washington, D.C.
February 16, 1996

Page 9

GEICO CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, in thousands of dollars


                                                 1995        1994
ASSETS
Investments:
  Fixed maturities available for sale,
   at market
   U.S. Treasury securities and obligations
    of U.S. government corporations and
    agencies (amortized cost $922,574
    and $873,440)                          $  955,230  $  842,086
   Obligations of states and political
    subdivisions (amortized cost $2,513,537
    and $2,343,200)                         2,592,202   2,292,622
   Corporate bonds and notes (amortized
    cost $89,040 and $105,523)                 91,759      97,554
   Redeemable preferred stocks (amortized
    cost $41,257 and $41,259)                  41,570      37,863
                                            3,680,761   3,270,125

  Equity securities available for sale,
   at market
   Common stocks (cost $477,462 and $534,370)   954,813   759,791
   Nonredeemable preferred stocks (cost
    $15,975 and $22,591)                       16,248      22,917
                                              971,061     782,708

  Short-term investments                      341,325      50,033

     Total Investments                      4,993,147   4,102,866

Cash                                           50,339      27,580
Accrued investment income                      69,974      67,255
Amounts receivable from sales of securities      -          2,022
Premiums receivable                           280,018     238,653
Reinsurance receivables                       125,660     127,189
Prepaid reinsurance premiums                    7,988      10,361
Deferred policy acquisition costs              73,984      72,359
Loans receivable, net                          11,339      59,448
Federal income taxes                             -         98,975
Property and equipment, at cost less
 accumulated depreciation of $120,638 and
 $113,612                                     146,317     141,741
Other assets                                   36,739      49,656

     Total Assets                          $5,795,505  $4,998,105


See Notes to Consolidated Financial Statements

Page 10







                                                 1995        1994
LIABILITIES
Policy liabilities:
 Property and casualty loss reserves       $1,872,037  $1,704,718
 Loss adjustment expense reserves             340,008     307,606
 Unearned premiums                            813,726     747,342
 Life benefit reserves and policyholders' funds   112,970   101,298
                                            3,138,741   2,860,964
Debt                                          434,444     391,378
Amounts payable on purchases of securities      1,518       8,408
Federal income taxes                           49,409        -
Other liabilities                             302,945     291,414

     Total Liabilities                      3,927,057   3,552,164














SHAREHOLDERS' EQUITY

Common Stock - $1 par value,
 150,000,000 shares authorized, 71,680,609 and
 71,565,359 shares issued and 67,534,733 and
 68,291,463 shares outstanding                 71,681      71,565
Paid-in surplus                               176,058     169,084
Unrealized appreciation of investments        389,722      91,167
Retained earnings                           1,505,419   1,330,022
Treasury Stock, at cost (4,145,876 and
 3,273,896 shares)                           (212,816)   (167,115)
Unearned Employee Stock Ownership Plan shares   (61,616)   (48,782)

     Total Shareholders' Equity             1,868,448   1,445,941

     Total Liabilities and Shareholders' Equity$5,795,505$4,998,105






GEICO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the year ended December 31, in thousands of dollars except per share results

                                           1995      1994       1993
REVENUE

Premiums                             $2,787,011$2,476,276 $2,283,488

Net investment income                   226,804   201,790    201,851
Realized gains on investments            21,587    12,898    120,584
Interest on loans receivable              3,704    10,347     11,519
Other revenue                            14,909    14,698     20,858

  Total Revenue                       3,054,015 2,716,009  2,638,300

BENEFITS AND EXPENSES

Losses and loss adjustment expenses   2,244,398 1,996,518  1,821,783
Life benefits and interest on
 policyholders' funds                     9,798     8,573     13,521
Policy acquisition expenses             213,081   200,044    197,545
Other operating expenses                244,074   231,984    213,555
Impact of premium refunds                  -         -        (6,699)
  Interest expense                       34,365    27,696     19,975

  Total Benefits and Expenses         2,745,716 2,464,815  2,259,680

Net Income Before Income Taxes          308,299   251,194    378,620
Federal income tax expense               60,675    42,379     92,193

Net income before cumulative effect of
 changes in accounting principles       247,624   208,815    286,427
Cumulative effect of changes in
 accounting principles:
  Postemployment benefits, net of tax      -       (1,051)      -
  Income taxes                             -         -        (8,814)
  Postretirement benefits, net of tax      -         -        (3,935)

Net Income                           $  247,624$  207,764 $  273,678


EARNINGS PER SHARE

Net income before cumulative effect of
 changes in accounting principles         $3.66     $2.98      $4.01
Cumulative effect of changes in
 accounting principles                      -        (.01)      (.18)

Net Income                                $3.66     $2.97      $3.83



See Notes to Consolidated Financial Statements

Page 12
GEICO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, in thousands of dollars




                                                     Unrealized
                                  Common  Paid-in    Appreciation Retained
                                   Stock  Surplus   of Investments Earnings
Balance at December 31, 1992      $71,454 $163,251    $156,440  $  965,739

 Net income                                                        273,678
 Dividends ($.68 per share)                                        (48,300)
 Increase in unrealized appreciation,
  net of deferred taxes                                35,799
 Exercise of stock options             41    1,953
 Tax benefit of stock options                  303
 Purchase of Common Stock
 Reissuance of Common Stock                   (256)
 Employee Stock Ownership Plan:
  Borrowings
  Repayments
  Additional accrued compensation
  Tax benefit of dividends                                             392
Balance at December 31, 1993       71,495  165,251    192,239    1,191,509

 Net income                                                        207,764
 Dividends ($1.00 per share)                                       (69,619)
 Decrease in unrealized appreciation,
  net of deferred taxes                              (101,072)
 Exercise of stock options             70    3,379
 Tax benefit of stock options                  362
 Purchase of Common Stock
 Reissuance of Common Stock                     92
 Employee Stock Ownership Plan:
  Borrowings
  Repayments
  Additional accrued compensation
  Tax benefit of dividends                                             426
  Fair value adjustment, net of taxes                                  (58)
Balance at December 31, 1994       71,565  169,084     91,167    1,330,022

 Net income                                                        247,624
 Dividends ($1.08 per share)                                       (72,553)
 Increase in unrealized appreciation,
  net of deferred taxes                               298,555
 Exercise of stock options            116    5,285
 Tax benefit of stock options                  863
 Purchase of Common Stock
 Reissuance of Common Stock                    369
 Employee Stock Ownership Plan:
  Borrowings
  Repayments
  Additional accrued compensation
  Tax benefit of dividends                                             326
  Fair value adjustment, net of taxes          457
Balance at December 31, 1995      $71,681 $176,058   $389,722   $1,505,419


See Notes to Consolidated Financial Statements

                Employee
     Treasury     Stock       Total
      Stock,    Ownership Shareholders'
      at Cost     Plan       Equity

     $ (14,897) $(49,476) $1,292,511

                             273,678
                             (48,300)

                              35,799
                               1,994
                                 303
       (26,067)              (26,067)
         4,224                 3,968

                  (6,506)     (6,506)
                   6,506       6,506
                     301         301
                                 392
       (36,740)  (49,175)  1,534,579

                             207,764
                             (69,619)

                            (101,072)
                               3,449
                                 362
      (137,377)             (137,377)
         7,002                 7,094

                  (9,169)     (9,169)
                   9,169       9,169
                     393         393
                                 426
                                 (58)
      (167,115)  (48,782)  1,445,941

                             247,624
                             (72,553)

                             298,555
                               5,401
                                 863
       (61,926)              (61,926)
        16,225                16,594

                 (23,998)    (23,998)
                  10,098      10,098
                   1,066       1,066
                                 326
                                 457
     $(212,816) $(61,616) $1,868,448
PAGE

GEICO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, in thousands of dollars

                                             1995        1994        1993
Operating Activities:
 Net income                           $   247,624 $   207,764  $  273,678
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Cumulative effect of changes in
    accounting principles:
     Postemployment benefits, net of tax       -        1,051        -
     Income taxes                            -           -          8,814
     Postretirement benefits, net of tax       -         -          3,935
   Realized gains                         (21,587)    (12,898)   (120,584)
   Accrual of discount and amortization
    of premiums on investments             13,623      13,687       4,665
   Net premiums receivable                (41,365)    (31,870)    168,585
   Reinsurance receivables and prepaid
    reinsurance premiums                    3,902      (6,334)     13,524
   Deferred policy acquisition costs       (1,625)       (520)      2,170
   Loss, life benefit and loss adjustment
    expense reserves                      202,647     146,792     144,144
   Unearned premiums                       66,384      72,226    (157,736)
   Dividends to policyholders                -           -         (3,902)
   Premium refunds                           -           -        (27,700)
   Federal income taxes                   (12,589)    (18,556)     20,283
   Provision for depreciation              27,657      22,434      19,377
   Other                                   18,141      66,827       2,247
    Net cash provided by operating
     activities                           502,812     460,603     351,500
Investing Activities:
 Purchases of fixed maturities           (843,751)   (903,183) (1,275,425)
 Purchases of equity securities          (236,747)   (210,633)   (320,331)
 Change in payable on security purchases     (6,890)      6,411       922
 Sales of fixed maturities                125,216      75,440     108,618
 Maturities and redemptions of fixed
  maturities                              515,393     497,979     543,043
 Sales of equity securities               322,029     231,859     368,820
 Net change in short-term investments    (291,292)     65,986     104,834
 Change in receivable from security sales      2,022     (1,102)      (822)
 Loans receivable sold or repaid           50,786      17,812      20,366
 Proceeds from sales of affiliates and
  subsidiaries                               -          9,686      73,538
 Purchase of property and equipment, net    (32,233)    (28,197)   (41,086)
 Other                                       (324)       (529)        196
    Net cash used by investing activities   (395,791)   (238,471)  (417,327)
Financing Activities:
 Issuance of debt                          99,768        -        149,458
 Repayment of debt                           (750)    (36,038)     (2,102)
 Net change in short-term borrowings      (69,900)      9,300     (16,300)
 Exercise of stock options                  3,166       1,129         783
 Purchase of Common Stock (Treasury)      (47,093)   (125,086)    (22,696)
 Dividends paid to shareholders           (73,206)    (69,864)    (48,300)
 Other                                      3,753       7,645       7,274
    Net cash provided (used) by financing
     activities                           (84,262)   (212,914)     68,117
Change in cash                             22,759       9,218       2,290
Cash at beginning of year                  27,580      18,362      16,072
Cash at end of year                   $    50,339 $    27,580  $   18,362

See Notes to Consolidated Financial Statements

GEICO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

GEICO Corporation (the Corporation) is principally an insurance organization whose subsidiaries include personal lines property and casualty insurers described in Note C. The Corporation provides private passenger automobile insurance to preferred-risk drivers through direct response methods and also offers standard and nonstandard risk automobile insurance. Approximately 70% of the Corporation's customers are located in California, Connecticut, Florida, Georgia, Maryland, New York, Texas and Virginia. The Corporation is vulnerable to catastrophe losses from hurricanes in these coastal states as well as natural disasters in other regions.

Approximately 6% of the Corporation's premium is from homeowners insurance. In 1995 the Corporation entered an agreement with Aetna Life and Casualty to phase out of the homeowners insurance business over the next three years. New homeowner customers are offered Aetna policies and most existing homeowner customers will be offered renewal policies in Aetna as their policies begin to expire after January 1, 1996. The Corporation's subsidiaries will act as the servicing agents for these policies.

BASIS OF REPORTING

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements are presented in conformity with generally accepted accounting principles (GAAP). These principles differ from statutory accounting practices for the insurance subsidiaries. See Note D regarding statutory amounts of net income, shareholder's equity and limitations on dividends.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires the classification of securities into one of three categories: held to maturity, available for sale, or trading. All fixed maturities (bonds, notes and redeemable preferred stocks) have been classified as available for sale and reported at market value since the Corporation may not hold those securities to maturity. All equity securities (common stocks and nonredeemable preferred stocks) have been classified as available for sale and reported at market value. Prior to December 31, 1993, all fixed maturities were reported at amortized cost and all equity securities were reported at market value. Short-term investments are carried at cost, which approximates the fair value of these instruments due to their short maturity. Short-term investments include repurchase agreements which are fully collateralized by U.S. Treasury securities or obligations of U.S. government corporations and agencies.

GEICO Corporation's equity in changes in unrealized appreciation (depreciation) on investments reported at market value, after deferred income tax effects, is reported directly in shareholders' equity.
Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the statements of income. Investments for which the current market value has declined below cost are reviewed and a realized loss is recorded if it is warranted by the specific circumstances.

GEICO CORPORATION

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REINSURANCE

Reinsurance receivables related to unpaid claims and prepaid reinsurance premiums are reported as assets.

DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of business and are recoverable have been deferred. Such costs include direct response advertising, certain underwriting and policy issuance costs, commissions, and premium taxes. The costs of acquiring insurance are being amortized to income as the related written premiums are earned.

PROPERTY AND EQUIPMENT

The annual provisions for depreciation are computed by the straight-line method over 27 to 45 year useful lives for buildings and over 3 to 10 year useful lives for equipment.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Property and casualty loss reserves are based on averages for automobile claims reported within the most recent three months, case-basis estimates for other reported claims and calculated estimates of unreported losses. The reserve for losses further includes additional amounts to reflect anticipated future economic and social conditions. The determination of these additional amounts includes consideration of studies of reserve levels performed by independent consulting actuaries. The reserve for losses has been reduced for anticipated salvage and subrogation recoveries. Loss adjustment expense reserves are based upon estimates of expenses to be incurred in the settlement of claims.

Management believes that its aggregate reserves for loss and loss adjustment expenses at December 31, 1995 are reasonable and adequate to cover the ultimate cost of losses on reported and unreported claims arising from accidents which had occurred by that date, but such reserves are necessarily based on estimates and the ultimate cost may vary from such estimates. As adjustments to these estimates become necessary, such adjustments are reflected in current operations. The methods used to develop these reserves are subject to continuing review and refinement.

LIFE BENEFIT RESERVES AND POLICYHOLDERS' FUNDS

Liabilities for future life policy benefits have been computed principally by the net level premium method with anticipated rates of mortality, withdrawals and investment yield based upon company experience. Annuity contracts without mortality risks are accounted for as investment contracts and are recorded as policyholders' funds on deposit.

PREMIUM REVENUE

Property and casualty premiums are earned prorata over the terms of the policies, and life and annuity premiums are recognized as revenue over the premium paying period. Premium revenue is reported net of reinsurance.

GEICO CORPORATION

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

The Corporation files a consolidated federal income tax return which includes all subsidiaries except Criterion Life, which files a separate return.

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which required an adjustment of deferred taxes to the liability method and also established guidelines for recognizing deferred tax assets. The cumulative effect of adopting this statement was a charge of $8.8 million which is included in the consolidated statements of income as a change in accounting principle.

POSTRETIREMENT BENEFITS

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which required employers to accrue postretirement benefits, such as health care and life insurance plans for retirees, over the period the employee works to earn the benefit rather than using a pay-as-you-go cash basis. The cumulative effect of adopting this statement was a charge of $3.9 million, net of tax, which is included in the consolidated statements of income as a change in accounting principle.

POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" which required employers to accrue postemployment benefits, such as long-term disability benefits, over the period the employee works to earn the benefit rather than using a pay-as-you-go cash basis. The cumulative effect of adopting this statement was a charge of $1.1 million, net of tax, which is included in the consolidated statements of income as a change in accounting principle.


NOTE B:  MERGER WITH BERKSHIRE HATHAWAY INC.

Effective January 2, 1996, the Corporation completed a merger with Berkshire Hathaway Inc. (Berkshire) and became a wholly-owned indirect subsidiary of Berkshire. The merger was approved by the Maryland Insurance Administration and the New York Insurance Department and by the Shareholders of the Corporation at a Special Meeting held on December 20, 1995. Berkshire, which owned approximately 51% of the outstanding voting Common Stock of the Corporation before the merger, paid all remaining holders of the Corporation's Common Stock $70 per share in cash in a taxable transaction. Pursuant to the Merger Agreement, the Corporation's Treasury Stock was retired, participants of the Stock Option Plans were entitled to receive the excess of $70 over the per share exercise price for each option held, and the Employee Stock Ownership Plan was terminated. These transactions will be recorded immediately prior to the merger in 1996. Merger related expenses, primarily legal and consulting fees, have been expensed in 1995 as incurred.

GEICO CORPORATION

NOTE C:  SUBSIDIARIES AND AFFILIATES

PROPERTY AND CASUALTY INSURANCE

Property and casualty insurance is the Corporation's dominant business segment. The Corporation's property and casualty insurance subsidiaries include Government Employees Insurance Company (GEICO), GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. Summary financial data are as follows:

Condensed Balance Sheets                          December 31,
(In thousands)                                    1995       1994
Assets
Investments
 Fixed maturities, at market                $3,495,303 $3,124,150
 Equity securities, at market                  143,984    180,204
 Short-term investments                        272,867     42,014
 Affiliates                                     15,048      8,776
Cash                                            39,120     22,882
Premiums receivable, net                       279,947    238,473
Reinsurance receivables                        110,530    106,322
Prepaid reinsurance premiums                     7,988     10,361
Deferred policy acquisition costs               73,984     72,359
Federal income taxes                            28,802     91,303
Property and equipment, net                    139,724    136,623
Other assets                                    84,025     79,895
                                            $4,691,322 $4,113,362

Liabilities and Shareholder's Equity
Reserves for losses and loss
 adjustment expenses                        $2,163,358 $1,956,460
Unearned premiums                              813,619    747,218
Other liabilities                              239,235    216,281
Shareholder's equity                         1,475,110  1,193,403

                                            $4,691,322 $4,113,362





GEICO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C:  SUBSIDIARIES AND AFFILIATES - CONTINUED

PROPERTY AND CASUALTY INSURANCE

Condensed Income Statements                Year Ended December 31,
(In thousands)                             1995      1994      1993
Premiums                             $2,784,658$2,473,230$2,281,147
Net investment income                   192,057   172,307   174,985
Realized gains on investments            44,996    16,611    81,481
Other revenue                               321       581     3,700
  Total Revenue                       3,022,032 2,662,729 2,541,313

Losses and loss
 adjustment expenses                  2,244,687 1,999,381 1,823,662
Other expenses                          418,568   391,397   382,022
Interest expense                          1,615     3,266     3,653
Federal income tax expense               81,659    52,350    78,281
  Total Benefits and Expenses         2,746,529 2,446,394 2,287,618
Net income before cumulative
 effect of changes in
 accounting principles                  275,503   216,335   253,695
Cumulative effect of changes
 in accounting principles                  -       (1,016)    (9,721)


Net Income                           $  275,503$  215,319$  243,974

Merastar Insurance Company and Southern Heritage Insurance Company, former subsidiaries, were sold effective December 31, 1993 to a partnership, of which GEICO Corporation's former Chairman is the general partner, resulting in no material realized gain or loss after tax. Merastar and Southern Heritage had approximately $96.1 million of assets and $42.0 million of shareholder's equity at the date of sale and premiums of $40.6 million in 1993. The results of their operations are included in the property and casualty results until the date of sale in 1993.

RESOLUTE GROUP, INC.

Resolute Group, Inc., a reinsurance subsidiary, stopped accepting new business in late 1987. Summary financial data are as follows:

(In millions)                             1995         1994        1993
Investments                          $    52.8 $     53.6   $    55.5
Total assets                              76.7         82.9        90.2
Loss and loss adjustment
 expense reserves                         50.5         58.0        69.3
Shareholder's equity                      22.6         19.2        18.0
Premiums earned                            -             .2          .1
Underwriting gain (loss)                  (1.3)         2.1          .8
Net investment income                      3.3          2.9         3.4
Net income                                 1.4          3.2         3.3



GEICO CORPORATION

NOTE C:  SUBSIDIARIES AND AFFILIATES - CONTINUED

LIFE INSURANCE

Criterion Life Insurance Company, a subsidiary, writes structured settlement annuities for the Corporation's property and casualty affiliates. Summary financial data are as follows:

(In millions)                           1995     1994    1993
Investments                          $ 126.6 $   96.1$   96.1
Total assets                           130.5    105.5   100.0
Shareholder's equity                    16.8      3.7    11.7
Premiums                                 2.4      2.9     2.3
Net investment income                    7.7      6.9     7.2
Net income (loss)                         .3       .7     (.9)

GEFCO

GEFCO, a consumer finance subsidiary, is in the process of winding down its business. A substantial portion of its remaining loans receivable were sold in 1995. Summary financial data are as follows:


(In millions)                            1995    1994    1993
Total assets                         $   14.7$   68.4$   86.4
Shareholder's equity                      2.2     7.9    12.0
Revenue                                   4.5    12.0    13.7
Net income (loss)                         (.7)    (4.1)     1.9

NOTE D:  STATUTORY ACCOUNTING PRACTICES

The Corporation's subsidiaries prepare their statutory financial statements in accordance with accounting principles and practices prescribed by regulatory authorities.

Results as determined under statutory practices are as follows:

(In millions)                            1995    1994    1993
Consolidated property and casualty
  insurance and reinsurance:
  Net income                         $  265.7$  211.4$  223.6
  Policyholders' surplus              1,170.0 1,039.9   916.9
Consolidated life insurance:
  Net income (loss)                        .5     (.2)      .6
  Policyholders' surplus                  8.0     5.6     6.0

Statutory requirements place limitations on the maximum amount of annual dividends and other distributions which can be remitted to the Corporation
by   its consolidated insurance subsidiaries without prior approval of the appropriate state insurance commissioners.  The consolidated insurance companies had total shareholder's equity of $1,475.1 million at December
31, 1995 of which approximately $263.6 million is available for payment of dividends in 1996 and other amounts may be available in the form of loans or cash advances.  The Corporation received dividends of $143.0 million,
$132.0 million and $147.1 million in cash and securities from GEICO in
1995, 1994, and 1993, respectively.  The Corporation contributed capital of $25 million and $6 million to GEICO Indemnity during 1995 and 1994, respectively, and received dividends of $14 million from GEICO Indemnity in 1993.



GEICO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE E:  INVESTMENT OPERATIONS

INVESTMENT INCOME

The sources of investment income are summarized as follows:

(In thousands)                        1995         1994         1993
Fixed maturities                $  207,698 $  189,876 $  191,008
Equity securities                   13,848     13,639     12,692
Short-term investments              14,746      6,866      6,893
Other                                  994      1,023      1,045
Total investment income            237,286    211,404    211,638
Investment expenses                 10,482      9,614      9,787
Net investment income           $  226,804 $  201,790 $  201,851

The Corporation's investments in Federal Home Loan Mortgage Corporation and Mattel, Inc. common stock with market values of $274.4 million and $230.6 million, respectively, exceeded 10% of the Corporation's shareholders' equity at December 31, 1995.

There were no investments in fixed maturities which were non-income producing for the year ended December 31, 1995.

REALIZED GAINS (LOSSES)

Realized gains (losses) from sales and maturities of investments are summarized as follows:

(In thousands)                        1995       1994       1993
Fixed maturities                $    3,967 $   (2,175)$    7,477
Equity securities                   21,759     15,367     90,418
Investments in subsidiaries and
 affiliates                           -          (294)    22,928
Other                               (4,139)      -          (239)
Realized gains                  $   21,587 $   12,898 $  120,584

Realized gains and losses from sales and maturities of fixed maturities consist of gross realized gains of $4.2 million, $1.4 million and $8.0 million and gross realized losses of $.2 million, $3.5 million and $.6 million for 1995, 1994 and 1993, respectively.

Realized gains on investments in subsidiaries and affiliates include a $23.5 million realized gain in 1993 on the sale of shares of AVEMCO Corporation, previously a 34% owned general aviation insurance company which was accounted for using the equity method.



GEICO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE E:  INVESTMENT OPERATIONS - CONTINUED

UNREALIZED APPRECIATION (DEPRECIATION)

A summary of the net change in unrealized appreciation (depreciation) on investments, reflected directly in shareholders' equity, is as follows:
(In thousands)                        1995       1994       1993

Increase (decrease) in unrealized
 appreciation:
  Fixed maturities              $  207,650 $ (219,216)$  125,919
  Equity securities                251,877     64,787    (63,826)
Equity in affiliates' unrealized
 appreciation (depreciation)                     -          (544)
Deferred federal income taxes     (160,972)    53,357    (25,750)
Increase (decrease) in unrealized
 appreciation, net of deferred taxes$  298,555$ (101,072)$   35,799

Effective December 31, 1993 investments in fixed maturities are classified as available for sale and reported at market value. The unrealized appreciation on fixed maturities of $125.9 million at December 31, 1993 was reflected directly in shareholders' equity in 1993.

GROSS UNREALIZED GAINS (LOSSES)

Gross unrealized gains (losses) on investments in fixed maturities are summarized as follows:

                                                 December 31,
(In thousands)                                   1995       1994
Gross unrealized gains:
U.S. Treasury securities and obligations
 of U.S. government corporations and agencies$   32,737$    1,392
Obligations of states and political subdivisions    79,839    23,837
Corporate bonds and notes                       3,009        170
Redeemable preferred stocks                       731       -
                                              116,316     25,399
Gross unrealized losses:
U.S. Treasury securities and obligations
 of U.S. government corporations and agencies        81    32,746
Obligations of states and political subdivisions     1,174    74,415
Corporate bonds and notes                         290      8,139
Redeemable preferred stocks                       418      3,396
                                                1,963    118,696
                                           $  114,353 $  (93,297)

The consolidated unrealized appreciation on investments in equity securities at December 31, 1995, before deferred tax effects, consisted of gross gains of $489.5 million and gross losses of $11.9 million.

GEICO CORPORATION

NOTE E: INVESTMENT OPERATIONS - CONTINUED

INVESTMENTS IN FIXED MATURITIES

The market value and amortized cost of investments in fixed maturities at December 31, 1995 are shown below by their scheduled maturity dates. Asset-backed securities, consisting of mortgage-backed obligations of U.S. government corporations and agencies and corporate obligations collateralized by mortgage and other financial instruments, are included based on their estimated average remaining lives.

                                                          Market    Amortized
(In thousands)                                             Value         Cost
1996                                                  $  324,159   $  320,231
1997 - 2000                                            1,709,004    1,664,511
2001 - 2005                                            1,350,357    1,300,430
2006 and after                                           297,241      281,236
                                                      $3,680,761   $3,566,408


NOTE F:  POLICY ACQUISITION COSTS

Policy acquisition costs incurred and expensed are summarized as follows:

(In thousands)                          1995        1994       1993
Policy acquisition costs incurred:
 Direct response advertising      $   30,748  $   30,565 $   26,220
 Underwriting and policy issuance costs    97,987    95,271    91,835
 Commissions                          33,559      31,564     35,677
 Premium taxes                        52,412      43,164     41,643
                                  $  214,706  $  200,564 $  195,375

Policy acquisition costs expensed $  213,081  $  200,044 $  197,545

NOTE G:  LOANS RECEIVABLE

Loans receivable, which is net of valuation allowances, is comprised primarily of GEFCO's collateral loans, with maximum terms of 180 months. GEFCO has established valuation allowances to reflect amounts that might reasonably be expected to be realized upon the disposition of its loans receivable and remaining assets, either through sale or otherwise. At December 31, 1995, the loans were primarily collateralized by commercial real estate, and the accrual of interest income was suspended on $3.5 million of loans. During the years ended December 31, 1995 and 1994, principal cash collections on loans receivable, including amounts from sales of loans, were approximately $54.5 million and $32.7 million, respectively.

GEICO CORPORATION

NOTE H:  PROPERTY AND CASUALTY RESERVES

Changes in property and casualty GAAP reserves for losses and loss adjustment expenses are as follows:

(In thousands)                          1995        1994       1993
Reserves at January 1, net of
 reinsurance                      $1,886,951  $1,747,026 $1,626,730
Reserves of subsidiaries sold           -           -       (21,553)
Cumulative effect of accounting
 change for postretirement benefits      -          -         1,249
                                   1,886,951   1,747,026  1,606,426
Incurred related to:
 Current accident year             2,338,075   2,097,853  1,899,571
 Prior accident years                (93,677)   (101,335)   (77,788)
   Total incurred                  2,244,398   1,996,518  1,821,783

Payments related to:
 Current accident year             1,281,621   1,128,223    973,706
 Prior accident years                761,639     728,370    707,477
   Total payments                  2,043,260   1,856,593  1,681,183

Reserves at December 31, net of
 reinsurance                       2,088,089   1,886,951  1,747,026
Reinsurance receivables              123,956     125,373    120,933

GAAP reserves at December 31      $2,212,045  $2,012,324 $1,867,959

Reserves have been reduced by approximately $101.3 million, $85.4 million and $77.0 million at December 31, 1995, 1994 and 1993, respectively, for anticipated salvage and subrogation recoveries.

Reserves at December 31, 1995 include $111.5 million ($59.9 million net after reinsurance) for commercial umbrella liability business, which was issued by GEICO from 1981 to 1984. The ultimate development of losses related to the significant risks of this long-tail business, which includes environmental and product liability risks, is uncertain.
Losses for GEICO's commercial umbrella business cannot be projected using traditional actuarial methods. The reserve for this business represents management's estimate of the ultimate liability which will
emerge from a small number of potentially large claims.   Management
believes that the ultimate resolution of the commercial umbrella business will not have a material impact on the Corporation's financial position and results of operations.


NOTE I:  PREMIUM REFUNDS

On November 8, 1988, California voters passed Proposition 103, which called for significant rate reductions and certain changes in the state's insurance laws. In May 1993, the Corporation's insurance subsidiaries affected by Proposition 103 entered into an agreement with the California Insurance Department as to their California insurance premium refund obligations. These companies agreed to pay an aggregate of $21 million to policyholders affected and these payments fully discharged and extinguished all obligations to roll back rates, make refunds or pay interest. Additionally, the rates and rate levels in use since November 8, 1988 were deemed approved. During 1989 and 1990 the Companies had accrued $14.3 million and $13.4 million, respectively, for potential premium refunds. As a result of the settlement, premium refunds of $21.0 million were paid, resulting in a $6.7 million pretax increase in operating earnings in 1993.

GEICO CORPORATION

NOTE J:  DEBT

Debt consists of the following:
                                                 December 31,
(In thousands)                                   1995     1994
GEICO Corporation unsecured debt -
 6.30% bank note due 1995                    $   -    $ 30,000
 7.50% notes due 2005                          99,784     -
 9.15% Debentures due 2021                     99,657   99,643
 7.35% Debentures due 2023                    149,503  149,485

GEICO collateralized debt -
 9.53% note, $375 due semi-annually, balance
  of $7,875 due in 1999                        10,500   11,250

Guaranteed bank loans of Employee Stock Ownership
  Plan                                         63,900   50,000

GEFCO Unsecured Notes
Borrowings under credit agreement -
  5.90% weighted average rate, due in 1996     11,100     -
  6.21% weighted average rate, due in 1995       -      51,000

  Debt                                       $434,444 $391,378

DEBT AGREEMENTS

The Corporation has a credit agreement expiring July 1997 under which the Corporation, GEICO or GEFCO can borrow up to $150 million with total borrowings not to exceed $150 million. Amounts borrowed by GEICO and GEFCO are guaranteed by GEICO Corporation. GEFCO had borrowed $11.1 and $51 million under this agreement at December 31, 1995 and 1994, respectively. The agreement provides several options for interest and repayment terms and a facility fee of 12.50 basis points per annum.

Interest of $28.1 million, $27.3 million and $18.2 million was paid during 1995, 1994 and 1993, respectively.

DEBT MATURITIES

The aggregate maturities of consolidated debt for the years 1996 through 2000 are $22.3 million; $10.2 million; $8.7 million; $15.4 million and $6.5 million, respectively.

COLLATERALIZED DEBT

Property with a cost of $17.5 million has been pledged as collateral for the 9.53% note of GEICO.

CAPITALIZED INTEREST

Corporate and other interest expense in the consolidated statements of income has been reduced by $.2 million and $1.4 million in 1994 and 1993, respectively, representing interest that was capitalized as part of the cost to construct a new regional office building, which was completed in 1994.

GEICO CORPORATION

NOTE K:  FEDERAL INCOME TAXES

FEDERAL INCOME TAX EXPENSE

Federal income tax expense consists of the following components:

(In thousands)                          1995       1994       1993

Current tax expense               $   75,707 $   58,056 $  108,560
Deferred tax benefit                 (15,032)   (15,677)   (14,927)
Adjustment of net deferred tax asset
 for enactment of rate change           -          -        (1,440)
  Federal income tax expense      $   60,675 $   42,379 $   92,193

Federal income taxes of $73.3 million, $60.9 million and $71.7 million were paid during 1995, 1994 and 1993, respectively.

EFFECTIVE FEDERAL TAX RATE RECONCILIATION

A reconciliation of the effective federal income tax rate in the consolidated statements of income to the prevailing federal income tax rate of 35% is as follows:

(In thousands)                          1995       1994       1993
Income tax expense at the prevailing
 rate of pretax income            $  107,905 $   87,918 $  132,517
Effect of:
 Tax-exempt interest income          (47,278)   (43,089)   (33,385)
 Dividends received deduction         (4,081)    (4,107)    (4,196)
 Proration of investment income        6,327      5,270      3,497
 Other                                (2,198)    (3,613)    (6,240)
  Federal income tax expense      $   60,675 $   42,379 $   92,193

Page 27

GEICO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE K:  FEDERAL INCOME TAXES - CONTINUED

FEDERAL INCOME TAX ASSET

The components of the net federal income tax asset (liability) included in the financial statements are as follows:

(In thousands)                                     December 31,
                                                   1995       1994
Deferred tax assets:
Unrealized losses on investments             $    7,204 $   49,093
Loss and loss adjustment expense reserves        99,469     93,956
Unearned premium reserve                         67,509     63,974
Deferred compensation                            16,830     18,388
Accrued vacation                                  3,867      3,492
Postretirement benefits                           2,643      2,466
Other                                            13,477     13,939
  Total gross deferred tax assets               210,999    245,308

Deferred tax liabilities:
Unrealized gains on investments                 212,163     95,451
Deferred policy acquisition costs                25,895     25,326
Tax benefit transfer lease                        4,032      5,506
Property and equipment                            4,017      5,437
Accrued investment income                         4,187      4,602
Other                                             9,206     10,388
  Total gross deferred tax liabilities          259,500    146,710

Net deferred tax asset (liability)              (48,501)    98,598
Current tax receivable (payable)                   (908)       377
  Federal income tax asset (liability)       $  (49,409)$   98,975

The Corporation has not established a valuation allowance because it believes it is more likely than not that all deferred tax assets will be fully realized based upon the Corporation's past history of profitability and anticipated future earnings.


NOTE L:  SHAREHOLDERS' EQUITY

SHARE ACQUISITIONS

The Corporation purchased 1,203,002; 2,745,934 and 453,854 shares of Common Stock in 1995, 1994 and 1993, respectively, for an aggregate cost of $61.9 million, $137.4 million and $26.1 million. The Corporation reissued 331,022; 132,436 and 63,997 shares of Common Stock for $16.6 million, $7.1 million and $4.0 million in 1995, 1994 and 1993, respectively.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Under the Corporation's 1985 Stock Option Plan, options and related stock appreciation rights (SARs) were granted to officers and key employees for the purchase of Common Stock at 100% or more of the fair market value at the date of grant. The options were exercisable in installments beginning one year from the date of grant and expired not more than ten years and one month thereafter. Exercisable options at December 31, 1995, 1994, 1993 and 1992 were 320,675; 374,125; 389,435 and 375,435, respectively. Under the plan, an individual could exercise any combination of stock options and SARs as long as the aggregate number did not exceed the number of stock options granted to that individual. No more options may be granted under this plan. In January 1993 the remaining outstanding SARs related to options under the 1985 Stock Option Plan were cancelled and, accordingly, no further charge was made against earnings for SARs.

GEICO CORPORATION

NOTE L:  SHAREHOLDERS' EQUITY - CONTINUED

Under the Corporation's 1992 Stock Option Plan, options to purchase 2,500,000 shares of Common Stock were granted to officers and key employees. The purchase price could not be less than 100% of the fair market value at date of grant, and the options were exercisable in installments beginning six months from the date of grant and expired not more than ten years thereafter. Exercisable options at December 31, 1995, 1994, 1993 and 1992 were 780,600, 761,830, 71,500 and 17,500, respectively.

Activity under the 1985 and 1992 Stock Option Plans is summarized as follows:

                                Options          Price
                               Available      Per Share On       Options
                               For Grant     Date of Grant     Outstanding
1985 Stock Option Plan:
Balance at December 31, 1992         -     $ 13.80 to $ 32.68     532,935
Exercised                            -       13.80 to   32.68     (47,000)
Forfeited                            -            25.10            (2,000)
Balance at December 31, 1993         -       13.80 to   32.68     483,935
Exercised                            -       13.80 to   32.68     (81,610)
Forfeited                            -            25.10              (400)
Balance at December 31, 1994         -       13.80 to   32.68     401,925
Exercised                            -       13.80 to   29.30     (81,250)
Balance at December 31, 1995         -     $ 17.43 to $ 32.68     320,675

1992 Stock Option Plan:
Balance at December 31, 1992    2,253,000  $ 38.15 to $ 57.25     247,000
Granted                          (982,830)   53.06 to   64.44     982,830
Exercised                            -            45.81              (600)
Forfeited                           3,900    45.81 to   63.94      (3,900)
Balance at December 31, 1993    1,274,070    38.15 to   64.44   1,225,330
Granted                          (144,500)   49.38 to   54.31     144,500
Exercised                            -            45.81            (1,600)
Forfeited or expired               99,400    45.81 to   64.44     (99,400)
Balance at December 31, 1994    1,228,970    38.15 to   64.44   1,268,830
Granted                          (351,000)   49.25 to   57.19     351,000
Exercised                            -       38.15 to   63.94     (39,000)
Forfeited or expired               90,230    45.81 to   64.44     (90,230)
Balance at December 31, 1995      968,200  $ 38.15 to $ 64.44   1,490,600

On January 2, 1996, pursuant to the terms of the merger with Berkshire, each holder of a then outstanding option was entitled to receive cash from the Corporation, in settlement thereof, in the amount of the excess of $70 over the exercise per share price of each option held, with the right to defer such amount under the Corporation's deferred compensation plan. The Corporation's obligation to settle the options outstanding at the merger date was $32.9 million of which $6.2 million was paid in cash in January 1996 and the remainder was deferred. As a result, a charge of $21.5 million will be made immediately prior to the merger in 1996 for the excess of the $32.9 million obligation over $11.3 million previously accrued for SARs related to the options.

PERFORMANCE SHARES

Under the Corporation's performance share plan, as approved by shareholders, awards of performance shares were made to key executives to be paid based on the attainment of certain goals. Charges of $3.0 million, $1.8 million and $3.1 million were made against 1995, 1994 and 1993 earnings, respectively, under the plan. As of December 31, 1995, 103,227 performance share awards were outstanding. Pursuant to the merger with Berkshire, any payment made after the merger will be made in cash on the basis of $70 per share and no Common Stock will be issued. Additionally, no future awards will be granted.

GEICO CORPORATION

NOTE M:  EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of common shares assumed outstanding of 67,593,419 in 1995, 69,992,442 in 1994 and 71,417,006 in 1993.


NOTE N:  EMPLOYEE BENEFITS

PENSION PLAN

The Corporation and its subsidiaries have a noncontributory defined benefit pension plan covering most full-time employees. The plan provides for payment based on salary and years of service. Annual contributions to the plan are based on amounts determined by consulting actuaries. Plan assets at December 31, 1995 consist primarily of common stocks and U.S. Government obligations.

Pension expense is as follows:

(In thousands)                              1995     1994     1993
Service cost - benefits earned during
 the year                                $ 7,110 $  8,314 $  6,707
Interest cost on projected benefit
 obligation                               14,197   12,989   11,888
Actual return on plan assets             (69,205) (10,786) (10,146)
Amortization of net asset existing at
 January 1, 1986                          (3,426)  (3,426)  (3,426)
Other amortization and deferral           53,965   (3,553)  (3,247)
Net pension expense                      $ 2,641 $  3,538 $  1,776


The funded status of the plan is as follows:
                                                     December 31,
(In thousands)                                       1995     1994

Actuarial present value of benefit obligations:
  Vested                                         $143,276 $105,521
  Non-vested                                        9,084    2,521
   Accumulated benefit obligation                 152,360  108,042
  Effect of projected future salary increases      73,210   48,249
  Projected benefit obligation                    225,570  156,291
Plan assets at market value                       267,974  204,460
Plan assets in excess of projected benefit
 obligation                                        42,404   48,169
Unrecognized net gain                             (53,043) (42,128)
Unrecognized prior service costs                   16,148    5,535
Unrecognized net asset at January 1, 1986
 being recognized over eleven years                (3,829)  (7,255)
Pension asset                                    $  1,680 $  4,321

The projected benefit obligation was determined using an assumed discount rate of 7.0% and 8.5%, an assumed long-term rate of return on plan assets of 8.5% and 8.5% and assumed average annual salary increases of 5.5% and 6.25% in 1995 and 1994, respectively.

GEICO CORPORATION

NOTE N: EMPLOYEE BENEFITS - CONTINUED

EMPLOYEE STOCK OWNERSHIP PLAN

Substantially all employees of the Corporation and its subsidiaries were covered under the GEICO Companies Employee Stock Ownership Plan
(ESOP). The ESOP borrowed money and used the proceeds to purchase shares of the Corporation's Common Stock. The Corporation guaranteed the loans and made annual contributions sufficient to enable the ESOP to pay principal and interest to the extent it was not paid by dividends on the shares purchased with the debt proceeds. Shares were released based on the proportion of debt service paid in the year. The obligations of the Trust, $63.9 million and $50.0 million at December 31, 1995 and 1994, were included in the Corporation's long-term debt. An amount, representing the obligations of the Trust which has not yet been charged to compensation expense, was deducted from shareholders' equity. Additional accrued compensation in excess of the current year debt service was recorded as an expense based on the number of shares released to participants' accounts.

Effective January 1, 1994 the Corporation adopted Statement of Position No. 93-6 "Employers' Accounting for Employee Stock Ownership Plans" on a prospective basis for shares acquired after December 31, 1992 (new shares). Compensation cost was recognized on new shares based on the fair value of the shares as of the date the shares were committed-to-be-released to participants' accounts. Dividends on allocated new shares were charged to retained earnings. Dividends on unallocated new shares were charged to compensation cost and the shares were not considered outstanding for earnings per share computations until committed-to-be-released. Compensation cost for shares acquired on or before December 31, 1992 (old shares) was recognized based on the cost of the shares to the plan. Dividends on old shares were charged to retained earnings and such shares were considered outstanding for earnings per share computations.

The components of Employee Stock Ownership Plan expense consist of the following:

(In thousands)                            1995    1994     1993
Principal                              $17,000 $10,098  $ 9,169
Interest                                 4,501   3,569    3,684
Dividends used for debt service         (3,269) (3,594)  (2,390)
Additional accrued compensation          1,067     393      301
Dividends on unallocated new shares        653     244     -
Fair value adjustment for new shares       487     (90)    -
Employee Stock Ownership Plan expense  $20,439 $10,620  $10,764

In 1996, pursuant to the merger with Berkshire, all remaining outstanding ESOP bank loans were paid in full from unallocated ESOP assets. The remaining unallocated ESOP assets were allocated among ESOP participants. The interests of all ESOP participants were vested and distributed, and the ESOP was terminated. As a result, a charge of $8.8 million will be made immediately prior to the merger in 1996 representing primarily the excess of the value of the unallocated new shares over the related debt.

PROFIT SHARING PLAN

The Corporation has a profit sharing plan covering substantially all employees. Employer contributions of a discretionary amount are declared by the Board of Directors based on profits. Employer contributions of $8.8 million, $8.6 million and $6.4 million were charged to expense in 1995, 1994 and 1993, respectively.

GEICO CORPORATION

NOTE N:  EMPLOYEE BENEFITS - CONTINUED

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Corporation provides certain health and life insurance benefits for eligible retirees. The health benefits continue through age 65.

In 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cumulative effect of adopting this statement in 1993 was a charge of $3.9 million, net of tax, which is included in the consolidated statements of income as a change in accounting principle. Prior to 1993, the cost of providing these benefits was recognized on a pay-as-you-go basis.

Postretirement benefits expense consists of the following:

(In thousands)                                1995    1994   1993
Service cost - benefits earned during the period$   293$  336$  285
Interest cost on accumulated postretirement
 benefits obligation                           529     504    491
Amortization of gains and losses               (17)    -      -
Postretirement benefits expense            $   805  $  840 $  776

The Corporation's postretirement benefits are not funded. The accumulated postretirement benefits obligation is as follows:

(In thousands)                                        December 31,
                                                      1995   1994
Retirees and dependents                             $1,304 $1,715
Fully eligible active plan participants              1,992  1,749
Other active plan participants                       3,905  3,198
Accumulated postretirement benefits obligation       7,201  6,662
Unrecognized net gain (loss)                           351    384
Accrued postretirement benefits liability           $7,552 $7,046

The accumulated postretirement benefits obligation at December 31, 1995 was determined using an assumed discount rate of 7.0% and an assumed health care cost trend rate of 8.5% in 1996 decreasing to 5.5% in 2001 and thereafter. The accumulated postretirement benefits obligation at December 31, 1994 was determined using an assumed discount rate of 8.5% and an assumed health care cost trend rate of 12.5% in 1994 decreasing to 6.0% in 2001 and thereafter. An increase of 1 percent in the assumed health care cost trend rate in each year would increase the December 31, 1995 accumulated postretirement benefits obligation by approximately $.9 million and would increase the 1995 net periodic postretirement benefits cost by approximately $.1 million.

GEICO CORPORATION

NOTE O:  REINSURANCE

The Corporation's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies.
Reinsurance treaties are maintained for the purpose of insuring certain excess and catastrophe risks of the subsidiaries and a portion of most risks for Resolute Reinsurance Company. Pursuant to an agreement with the Florida Hurricane Catastrophe Fund for the year beginning June 1, 1995, 75% of GEICO's homeowners losses in excess of $24 million per occurrence are reimbursed by the Fund subject to a constraint of overall money available to the Fund. GEICO has no other catastrophe reinsurance effective in any other states. The Corporation and its insurance subsidiaries remain liable to the extent the reinsuring companies are unable to meet their treaty obligations; however, certain amounts ceded are supported by letters of credit or are indemnified.

The effect of reinsurance on premiums written and earned is as follows:

(In thousands)                        1995       1994      1993
Premiums written:
Direct business                 $2,828,499 $2,524,648$2,106,320
Reinsurance assumed                 43,394     41,459    42,461
Reinsurance ceded                  (16,125)   (18,272)   (17,500)
                                $2,855,768 $2,547,835$2,131,281

Premiums earned:
Direct business                 $2,761,136 $2,450,790$2,260,162
Reinsurance assumed                 44,374     43,092    46,355
Reinsurance ceded                  (18,499)   (17,606)   (23,029)
                                $2,787,011 $2,476,276$2,283,488

Amounts deducted from losses and loss adjustment expenses in the consolidated statements of income for reinsurance cessions were $26.1 million, $26.7 million and $25.5 million in 1995, 1994 and 1993, respectively.


NOTE P:  COMMITMENTS AND CONTINGENCIES

Rental expense for all leases was $14.2 million in 1995, $14.7 million in 1994 and $13.7 million in 1993.


The Corporation and its subsidiaries have entered into noncancellable leases expiring at various dates through 2000 for both real estate and equipment, all of which are operating leases. The future minimum rental commitments as of December 31, 1995 for noncancellable leases with a remaining term of at least one year are $3.2 million, $2.8 million, $2.1 million, $.6 million and $.3 million for the years 1996 through 2000, respectively.

In the ordinary course of its insurance operations, the Corporation is affected by various regulatory, legislative and judicial actions. In the opinion of management, loss to the Corporation materially in excess of amounts provided for in the financial statements as a result of any such actions is not probable.

GEICO CORPORATION

NOTE Q:  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts and fair values of the Corporation's financial instruments are as follows:

(In millions)                                December 31, 1995
                                           Carrying      Fair
                                             Amount     Value
Assets:
Fixed maturities                           $3,680.8  $3,680.8
Equity securities                             971.1     971.1
Short-term investments                        341.3     341.3
Loans receivable, net                          11.3      11.3

Liabilities:
Policyholders' funds on deposit                72.9      81.6
Debt                                          434.4     477.7


(In millions)                                December 31, 1994
                                           Carrying      Fair
                                             Amount     Value
Assets:
Fixed maturities                           $3,270.1  $3,270.1
Equity securities                             782.7     782.7
Short-term investments                         50.0      50.0
Loans receivable, net                          59.4      59.4

Liabilities:
Policyholders' funds on deposit                64.2      66.1
Debt                                          391.4     369.8

The fair value of investments in fixed maturities are based on quoted market prices, where available, and obtained from independent pricing services for securities not actively traded. Equity securities are valued based on quoted market prices. The cost of short-term investments approximate fair value due to the short maturity of these instruments. The fair value of net loans receivable is based on their estimated net realizable value. The fair value of policyholders' funds on deposit is determined by discounting future cash flows. Debt is valued based on quoted market prices for GEICO Corporation's Debentures and on quoted market prices for similar issues of debt with similar remaining maturities for all other debt.

Page 34

GEICO Corporation
Supplemental Financial Information

Quarterly Highlights of Operating Results (Unaudited)

(In millions, except per share results)

                                        1995                           1994
                                 Three Months Ended             Three Months Ended
                        Dec. 31 Sept. 30June 30 Mar. 31Dec. 31 Sept. 30June 30 Mar. 31
Revenue
Premiums                $ 729.1 $  710.3$ 688.6 $ 659.0$ 653.9 $  629.6$ 605.3 $ 587.6
Net investment income      58.6     56.4   56.4    55.3   53.7     50.1   49.5    48.4
Realized gains (losses)
 on investments            17.3      4.1   (5.4)           5.6      .6      1.8    4.0    6.6
Interest on loans receivable         .3       .3            .7     2.4     2.6      2.5    2.6    2.7
Other revenue               4.0      3.4    3.7     3.9    3.7      3.7    3.6     3.6

 Total Revenue            809.3    774.5  744.0   726.2  714.5    687.7  665.0   648.9

Benefits and Expenses
Losses and loss adjustment
 expenses                 582.9    556.0  574.6   531.0  525.6    498.7  478.7   493.5
Life benefits and interest
 on policyholders' funds    2.8      2.3    2.7     2.0    2.0      2.0    2.1     2.5
Policy acquisition expenses   55.1    53.7   52.8   51.4   51.4    48.1   50.5    50.0
Other operating expenses   74.1     63.4   49.4    57.1   60.8     59.7   55.6    55.8
Interest expense            8.3      9.6    9.1     7.4    7.2      6.6    6.5     7.5

 Total Benefits and Expenses      723.2    685.0         688.6   648.9   647.0    615.1  593.4  609.3
Net Income Before Income
 Taxes                     86.1     89.5   55.4    77.3   67.5     72.6   71.6    39.6
Federal income tax expense   17.2    20.8    7.6   15.1           10.9     13.9   14.2    3.4
Net income before cumulative
 effect of change in
 accounting principle      68.9     68.7   47.8    62.2   56.6     58.7   57.4    36.2
Cumulative effect of change
 in accounting principle
 for postemployment benefits,
 net of tax                 -        -      -       -      -        -      -      (1.1)

Net Income              $  68.9 $   68.7$  47.8 $  62.2$  56.6 $   58.7$  57.4 $  35.1

Earnings Per Share
Net income before cumulative
 effect of change in
 accounting principle   $  1.03 $   1.02$   .71 $   .91$   .83 $    .84$   .81 $   .51
Cumulative effect of change
 in accounting principle    -        -      -       -      -        -      -      (.01)

Net Income              $  1.03 $   1.02$   .71 $   .91$   .83 $    .84$   .81 $   .50

PAGE

     Item 9.   Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.

          None.


                           PART III

          The information required by Items 10, 11, 12 and 13 of this
Part III is omitted in reliance on General Instruction J(2)(c) to Form
10-K.



                            PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on

               Form 8-K.

          (a)(1) and (2)  List of Financial Statements and Financial
                         Statement Schedules

          The following consolidated financial statements of the Corporation and subsidiaries are incorporated by reference in Item 8:

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statements of Income - Years Ended December 31, 1995,
              1994 and 1993

     Consolidated Statements of Shareholders' Equity - Years Ended
              December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows - Years Ended
       December 31, 1995, 1994 and 1993

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

3-b        Bylaws of GEICO Corporation   Exhibit No. 3-b to GEICO
                                         Corporation's Annual Report
                                         on Form 10-K for the fiscal
                                         year ended December 31,
                                         1993.

4-a Specimen certificate representingExhibit 6(c) to File the common stock, $1.00 par value.No. 2-63138 on Form S-14.

       (Copies of certain indentures, which in the aggregate do not represent securities worth as much as ten percent of the total consolidated assets of GEICO Corporation, will be furnished upon request.)

21         Subsidiaries of GEICO Corporation.Omitted in reliance on
                                         General Instruction J(2)(b)
                                         to Form 10-K.

23         Consent of Accountants.       Page No. 51.

27         Financial Data Schedule       Page No. 52.
           (Submitted as an exhibit pur-
           suant to the requirements of
           Item 601(b)(27) of Reg. S-K
           and not deemed filed for purposes
           of Sec. 11 of the Securities Act of
           1933 or Sec. 18 of the Securities
           Exchange Act of 1934.)

28P        Information from reports      Exhibit 28P to Form SE
           furnished to state insurance  filed in connection with
           regulatory authorities.       GEICO Corporation's Annual
                                         Report on Form 10-K for the
                                         fiscal year ended December
                                         31, 1995.

99         Annual Report on Form 11-K forTo be filed by amendment.
           the Revised Profit Sharing Plan
           for the Employees of the Govern-
           ment Employees Companies for the
           fiscal year ended December 31,
           1995.

           (b) Reports on Form 8-K.

           On December 20, 1995 GEICO Corporation filed a report on Form 8-K in which it reported under Item 5 that stockholders of the Company had, at a Special Meeting held on that date, approved and adopted the Agreement.


           The following financial information is included in response to
Item  14(d):
                                                Reference

 Report of Independent Accountants              Page No. 39.

 Schedule I - Summary of Investments - Other
   Than Investments in Related Parties          Page No. 40.

 Schedule II - Condensed Financial Information
  of Registrant                                 Page Nos. 41 - 44.

 Schedule III - Supplementary Insurance InformationPage Nos. 45 - 46.

 Schedule IV - Reinsurance                      Page No. 47.

 Schedule V - Valuation and Qualifying Accounts         Page No.
48.

 Schedule VI - Supplemental Information Concerning
   Property/Casualty Insurance Operations       Page Nos. 49 - 50.

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

                                GEICO CORPORATION



March 25, 1996           By:  /s/ W. Alvon Sparks, Jr.
                                  W. Alvon Sparks, Jr.
                                      Executive Vice President and
                                  Chief Financial Officer
                                      (Principal Financial Officer)




March 25, 1996           By:  /s/ Thomas M. Wells
                             Thomas M. Wells
                             Group Vice President and Controller
                                     (Principal Accounting Officer)


PAGE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Olza M. Nicely                                March 25, 1996
Olza M. Nicely                                  Date
President and Chief Executive Officer -
Insurance Operations and Director
(Co-Principal Executive Officer)


/s/ Louis A. Simpson                              March 25, 1996
Louis A. Simpson                                Date
President and Chief Executive Officer -
Capital Operations and Director
(Co-Principal Executive Officer)


/s/ Warren E. Buffett                             March 25, 1996
Warren E. Buffett                               Date
Director


/s/ Marc D. Hamburg                               March 25, 1996
Marc D. Hamburg                                 Date
Director


/s/ Forrest N. Krutter                            March 25, 1996
Forrest N. Krutter                              Date
Director


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which Have Not Registered
Securities Pursuant to Section 12 of the Act

       (c) The registrant has not sent any annual report to security holders in respect of its fiscal year ended December 31, 1995; the registrant has not sent any proxy soliciting material to more than ten of its security holders subsequent to the proxy statement dated November 20, 1995 in respect of the Special Meeting of Shareholders at which the Agreement was submitted to, and approved by, holders of its common stock.
PAGE

                 REPORT OF INDEPENDENT ACCOUNTANTS






Board of Directors
GEICO Corporation



Our report on the consolidated financial statements of GEICO Corporation and subsidiaries has been included on page 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 36 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the consolidated financial statements, GEICO Corporation changed its methods of accounting for postemployment benefits in 1994 and for income taxes, postretirement benefits other than pensions, and investments in debt securities in 1993 to conform with recent pronouncements of the Financial Accounting Standards Board.



                                                By:

                                                    COOPERS & LYBRAND
L.L.P.

Washington, D.C.
February 16, 1996

PAGE

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED
             PARTIES

                GEICO CORPORATION AND SUBSIDIARIES
                         DECEMBER 31, 1995
                           In Thousands

                                                                Amount at which
                                                    Market        shown in the
      Type of Investment            Cost(1)         value        Balance Sheet


Fixed maturities available for sale:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies             $  922,574   $  955,230    $  955,230
  Obligations of states
    and political sub-
    divisions                      2,513,537 2,592,202   2,592,202
  Public utility bonds                49,997    51,323      51,323
  All other corporate bonds
    and notes                         39,043    40,436      40,436
  Redeemable preferred stocks    41,257       41,570        41,570

Total fixed maturities        3,566,408   $3,680,761     3,680,761

Equity securities available
 for sale:

  Common stocks:
    Banks, trusts and
      insurance companies        72,839   $   99,875        99,875
    Industrial, miscellaneous
      and all other             404,623      854,938       854,938
  Nonredeemable preferred
    stocks                       15,975       16,248        16,248

Total equity securities         493,437   $  971,061       971,061

Short-term investments          341,325                    341,325

   Total investments         $4,401,170                 $4,993,147

(1) Fixed maturities at amortized cost and equity securities at original cost. PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                GEICO CORPORATION
                                (PARENT COMPANY)
                                 BALANCE SHEETS
                                 In Thousands

                                               December 31,
                                            1995        1994
ASSETS
Equity securities available for sale, at market
  Common stocks (cost $532,851 and $539,893)$  826,809$  602,505
Short-term investments                       64,842     3,928

     Total Investments                      891,651   606,433

Cash                                          5,264       342
Accrued investment income                     1,027       610
Amounts receivable from sales of securities      -        565
Notes receivable from subsidiaries (1)          600       900
Investment in consolidated subsidiaries (1) 1,523,933 1,244,333
Amounts due from subsidiaries (1)             3,583       605
Property and equipment, at cost less accumulated
  depreciation of $2,080 and $3,895           3,146       856
Other assets                                  3,201     2,506

     Total Assets                        $2,432,405$1,857,150


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Debt                                     $  412,844$  329,128
Amounts payable on purchases of securities     1,518     8,408
Amounts payable on purchases of Common
  Stock (Treasury)                             -          248
Federal income taxes                         85,949     8,214
Accrued expenses and other liabilities       63,646    65,211

     Total Liabilities                      563,957   411,209

Shareholders' Equity:
Common Stock                                 71,681    71,565
Paid-in surplus                             176,058   169,084
Unrealized appreciation of investments      389,722    91,167
Retained earnings                         1,505,419 1,330,022
Treasury Stock, at cost                    (212,816)  (167,115)
Unearned Employee Stock Ownership Plan shares   (61,616)   (48,782)

     Total Shareholders' Equity           1,868,448 1,445,941

     Total Liabilities and Shareholders' Equity    $2,432,405$1,857,150

(1) Eliminated in consolidation.
See accompanying note to condensed financial statements.
PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             GEICO CORPORATION
                             (PARENT COMPANY)
                           STATEMENTS OF INCOME
                               In Thousands

                                     For The Year Ended December 31,
                                      1995      1994      1993
Revenue:
  Dividends from consolidated
   subsidiaries (1)                 $143,100  $133,025  $175,375
  Dividends from unconsolidated affiliate         -         -     844
  Interest from subsidiaries (1)          16       115        51
  Management fees from subsidiaries (1)  18,518  16,701   15,942
  Other investment income             14,240    11,439     8,513
  Realized gains on investments       11,608     5,302    20,628
  Other revenue                           44       129        66

     Total Revenue                   187,526   166,711   221,419

Expenses:
  Management fees to subsidiaries (1)   2,450    2,800     2,200
  General and administrative          24,669    21,142     8,885
  Interest                            31,420    21,440    13,267

     Total Expenses                   58,539    45,382    24,352

Income before income tax expense (benefit)
 and equity in undistributed income  128,987   121,329   197,067
Income tax expense (benefit)          (8,785)   (7,526)    5,886

Income before equity in undistributed
  income                             137,772   128,855   191,181
Equity in undistributed income of
  consolidated subsidiaries (1)      109,852    79,960    92,309
Equity in undistributed income
  of unconsolidated affiliate           -         -        2,937

Net income before cumulative effect of
 changes in accounting principles    247,624   208,815   286,427

Cumulative effect of changes in accounting
 principles:
  Postemployment benefits, net of tax    -      (1,051)     -
  Income taxes                          -         -       (8,814)
  Postretirement benefits, net of tax    -        -       (3,935)

Net Income                          $247,624  $207,764  $273,678


(1) Eliminated in consolidation.

See accompanying note to condensed financial statements.

PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               GEICO CORPORATION
                               (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 In Thousands

                                     For The Year Ended December 31,
                                       1995      1994      1993
OPERATING ACTIVITIES
  Net income                         $247,624  $207,764  $273,678
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
   Cumulative effect of changes in
    accounting principles:
      Postemployment benefits, net of tax    -    1,051      -
      Income taxes                       -         -        8,814
      Postretirement benefits, net of tax    -     -        3,935
   Equity in undistributed net income
    of consolidated subsidiaries (1) (149,846)  (97,956)  (92,309)
   Equity in undistributed net income
    of unconsolidated affiliate          -         -       (2,937)
   Realized gains                     (11,608)   (5,302)  (20,628)
   Accrual of discount on investments    (588)   (1,961)     -
   Change in amounts due from
    subsidiaries (1)                   (2,978)     (529)   (1,047)
   Federal income taxes                (3,256)    2,788    14,610
   Other                                5,918    10,926    (6,613)

  Net cash provided by operating activities      85,266   116,781 177,503

INVESTING ACTIVITIES
  Purchases of fixed maturities       (62,412)  (31,055)  (96,835)
  Purchases of equity securities     (236,747) (180,320) (292,587)
  Change in payable on security purchases  (6,890)   8,408    -
  Sales of fixed maturities              -       11,927      -
  Maturities and redemptions of fixed
   maturities                          63,000    79,036    38,732
  Sales of equity securities          295,391   109,599    69,733
  Net change in short-term investments (60,914)  46,425   (48,702)
  Change in receivable from security sales     565     299    (826)
  Net investment in subsidiaries (1)  (21,550)   (7,700)   (1,000)
  Proceeds from sales of affiliates and
   subsidiaries                          -        9,686    74,282
  Decrease in notes receivable
   from subsidiaries (1)                  300       825       200
  Purchase of property and equipment, net  (2,867)    (229)    (106)

  Net cash provided (used) by investing
   activities                         (32,124)   46,901  (257,109)

FINANCING ACTIVITIES
  Issuance of debt                     99,768      -      149,458
  Net change in short-term borrowings (30,000)   30,000      -
  Exercise of stock options             3,166     1,129       783
  Purchase of Common Stock (Treasury) (47,093) (125,086)  (22,696)
  Dividends paid to shareholders      (73,206)  (69,864)  (48,300)
  Other                                  (855)     -         -

  Net cash provided (used) by financing
   activities                         (48,220) (163,821)   79,245

  Change in cash                        4,922      (139)     (361)
Cash at beginning of year                 342       481       842

  Cash at end of year                $  5,264  $    342  $    481

(1) Eliminated in consolidation.
See accompanying note to condensed financial statements.

PAGE

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       GEICO CORPORATION
                       (PARENT COMPANY)

            NOTE TO CONDENSED FINANCIAL STATEMENTS

                       December 31, 1995




The condensed financial statements of GEICO Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of GEICO Corporation and subsidiaries included in this Form 10-K Annual Report.

In 1995 the parent company received $143.1 million of dividends from its consolidated subsidiaries, consisting of $103.1 million of cash and $40.0 million of equity securities. In 1994 the parent company received $133.0 million of dividends from its consolidated subsidiaries, consisting of $115.0 million of cash and $18.0 million of equity securities. The noncash portion of the dividends in 1995 and 1994 related to the acquisition of equity securities is excluded from the parent company's statements of cash flows.

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

Year Ended
December 31, 1995
Property and cas-
 ualty insurance   $ 73,984$2,161,524 $813,619    $   -    $2,784,658
Reinsurance            -      50,521       107        -           (21)
Life and health
 insurance          -         40,057      -         72,913      2,374

Total insurance
 segment        $ 73,984  $2,252,102  $813,726    $ 72,913 $2,787,011

Year Ended
December 31, 1994

Property and cas-
 ualty insurance$ 72,359  $1,954,308  $747,218    $   -    $2,473,230
Reinsurance         -         58,016       124        -           161
Life and health
 insurance          -         37,131      -         64,167      2,885

Total insurance
 segment        $ 72,359  $2,049,455  $747,342    $ 64,167 $2,476,276

Year Ended
December 31, 1993

Property and cas-
 ualty insurance                                           $2,281,147
Reinsurance                                                        55
Life and health
 insurance                                                      2,286

Total insurance
 segment                                                   $2,283,488


PAGE

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

GEICO CORPORATION AND SUBSIDIARIES
In Thousands


 Column G        Column H        Column I      Column J        Column K

                 Benefits,     Amortization
                  Claims,      of Deferred
   Net          Losses and        Policy         Other
Investment      Settlement     Acquisition     Operating        Premiums
  Income         Expense         Costs         Expenses         Written




 $192,057     $2,244,687    $213,147     $203,708    $2,853,432
    3,335           (289)        (66)       1,620           (38)

    7,721          9,798(1)     -             564         N/A


 $203,113     $2,254,196    $213,081     $205,892    $2,853,394





 $172,307     $1,999,682    $200,092     $189,645    $2,544,826
    2,904         (3,164)        (48)       1,271           124

    6,893          8,573(1)     -             351        N/A


 $182,104     $2,005,091    $200,044     $191,267    $2,544,950





 $174,985     $1,823,793    $197,619     $182,404    $2,129,038
    3,360         (2,010)        (74)       1,326           (43)

    7,229         13,521(1)     -             288        N/A


 $185,574     $1,835,304    $197,545     $184,018    $2,128,995












(1) Includes interest on policyholders' funds of $4,544, $3,972 and $3,565 for the years ended December 31, 1995, 1994 and 1993, respectively.

Page 47


SCHEDULE IV - REINSURANCE

                    GEICO CORPORATION AND SUBSIDIARIES
                    THREE YEARS ENDED DECEMBER 31, 1995
                               In Thousands
                                                                        Percentage
                                       Ceded to   Assumed               of amount
                             Gross      other     from other    Net      assumed
                            amount    companies   companies    amount    to net
Year ended
December 31, 1995:
Life insurance in force$     -  $     -   $    -    $     -    -

Premiums earned:
  Accident and health
   insurance          $      685$      685$    -    $     -    -
  Property and liability
   insurance           2,758,077    17,814   44,374  2,784,637 2%
  Life insurance           2,374      -        -         2,374 -

    Total premiums earned       $2,761,136$   18,499           $  44,374
$2,787,011



Year ended
December 31, 1994:
Life insurance in force$     -  $     -   $    -    $     -    -

Premiums earned:
  Accident and health
   insurance          $      781$      781$    -    $     -    -
  Property and liability
   insurance           2,447,124    16,825   43,092  2,473,391 2%
  Life insurance           2,885      -        -         2,885 -

    Total premiums earned       $2,450,790$   17,606           $  43,092
$2,476,276



Year ended
December 31, 1993:
Life insurance in force$     -  $     -   $    -    $     -    -

Premiums earned:
  Accident and health
   insurance          $      894$      894$    -               $     -
-
  Property and liability
   insurance           2,256,982    22,135   46,355  2,281,202 2%
  Life insurance           2,286      -        -         2,286 -

    Total premiums earned       $2,260,162$   23,029           $  46,355
$2,283,488


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
                   Balance at   Charged to  Charged to                 Balance
                   Beginning    Costs and     Other                    at End
 Description        of Year      Expenses    Accounts    Deductions    of Year

Year ended
December 31, 1995:
  Allowance for
   loan losses    $2,397      $ (911)    $685(1)  $1,414(2)  $  757
  Allowance for
   uncollectable
   premiums        2,490       7,805       -       7,535(2)   2,760

Year ended
December 31, 1994:

  Allowance for
   loan losses    $2,475      $   72     $ -      $  150(2)  $2,397
  Allowance for
   uncollectable
   premiums        1,850       6,260       -       5,620(2)   2,490

Year ended
December 31, 1993:

  Allowance for
   loan losses    $2,661      $  243     $ -      $  429(2)  $2,475
  Allowance for
   uncollectable
   premiums        1,850       4,326       -       4,326(2)   1,850





(1)  Transfers from Valuation Allowance for Assets Acquired in Foreclosure

(2)  Uncollectible Accounts Written Off, Net of Recoveries

PAGE

Page 49

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

Consolidated
 property
 and casualty
 subsidiaries


Year ended
December 31, 1995$73,984  $2,212,045   $    -     $813,726  $2,784,637



Year ended
December 31, 1994$72,359  $2,012,324   $    -     $747,342  $2,473,391



Year ended
December 31, 1993                                           $2,281,202





Page 50

SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE
              OPERATIONS

GEICO CORPORATION AND SUBSIDIARIES
In Thousands



Column G            Column H           Column I       Column J      Column K

                  Loss and Loss
               Adjustment Expenses   Amortization      Paid
              Incurred Related to    of Deferred      Losses
   Net           (1)        (2)        Policy        and Loss
Investment    Current      Prior     Acquisition    Adjustment      Premiums
  Income        Year       Years        Costs        Expenses       Written








$195,392   $2,338,075 $ (93,677) $213,081    $2,043,260   $2,853,394




$175,211   $2,097,853 $(101,335) $200,044    $1,856,593   $2,544,950




$178,345   $1,899,571 $ (77,788) $197,545    $1,681,183   $2,128,995





              CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Registration Statement of GEICO Corporation on Form S-8, dated August 28, 1992 (File No. 33-48959), and Post-Effective Amendment No. 2 dated August 28, 1992 to Registration Statement No. 33-7412 on Form S-8 and to Post Effective Amendment No. 2 dated November 12, 1992 to Registration Statement No. 2-99661 on Form S-8, which also serves as a Post-Effective Amendment to Registration Statement No. 2-83426 on Form S-8, of our report dated February 16, 1996, on the consolidated financial statements and financial statement schedules of GEICO Corporation and subsidiaries as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, and 1993, which reports are included in this Annual Report on Form 10-K.




                                     COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 25, 1996